Form 10QSB
period 1996-03-31
ROCHEM ENVIRONMENTAL INC
filed 1996-05-15
CIK 759824

U.S. SECURITIES AND EXCHANGE COMMISSION
				Washington, D.C. 20549

				    FORM 10-QSB

[ X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996
[  ]    Transition report pursuant to Section 13 or 15(d) of the Securities
	Exchange Act of 1934

	For the transition period from _____________ to _______________.

Commission File No.  0-23226

				ROCHEM ENVIRONMENTAL, INC.
			(Exact name of Registrant as specified in charter)
              Utah                                       76-0422968
            (State of                                  (IRS Employer
          Incorporation)                            Identification Number)
          610 N. Milby St.
          Houston, Texas                                    77003
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (713) 224-7626

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

				Yes [X]        No [ ]


	As of April 19, 1996, the registrant had 18,834,751 shares of Common Stock, par value $.001 per share, issued and outstanding.

	Transitional Small Business Disclosure Format.(Check one):

				Yes [ ]         No  [X]

                           ROCHEM ENVIRONMENTAL, INC.

 			   FORM 10-QSB REPORT INDEX


10-QSB Part and Item No.

  Part I  Financial Information

	Item 1.  Financial Statements (Unaudited)

		    Consolidated balance sheet as of
		      March 31, 1996. .  . . . . . . . . . . . . . . . . .   3

		    Consolidated statement of operations for the three
		      months ended March 31, 1996 and 199....................4

		    Consolidated statement of operations for the six
		      months ended March 31, 1996 and 1995. . . . . . . . .  5

		    Consolidated statement of cash flows for the six
		      months ended March 31, 1996 and 1995 . . . . . . . .   6

		    Notes to consolidated financial statements  . . . . . .  7

	 Item 2.  Management's Discussion and Analysis of Financial
		    Condition and Results of Operations. . . . . . . . . . . 8

Part II Other Information

	 Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .  10
	 Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . 10
	 Item 3.  Defaults Upon Senior Securities .. . . .. . . . . . . . . 10
	 Item 4.  Submission of Matters to a Vote of Security Holders. . .  10
	 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . 10
	 Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 11

	 Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                              as of March 31, 1996
                                  (Unaudited)

	ASSETS
Current assets:
	Cash and cash equivalents                             $   64,887
	Restricted cash                                           11,732
	Trade accounts receivable                                 23,383
	Prepaid expenses                                          14,818
								  -------
		Total current assets                             114,820

Inventory                                                        197,876
Property and equipment, net                                    1,536,519
Intangible assets, net                                         4,714,084
Other assets                                                      27,286
		Total assets                                 $ 6,590,585

	LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Accounts payable                                        $173,957
	Accrued expenses                                          24,536
	Notes Payable                                                  0
	Payable to related parties                                29,411
	Notes payable to related parties                          75,000
	Deferred Revenue                                          48,750
								 --------
		Total current liabilities                        351,654

Stockholders' equity:
	Common stock, $.001 par value, 50,000,000
		shares authorized, 18,834,751 issued and
		outstanding                                      18,835

	Preferred stock, no par value, 10,000,000 shares
	authorized, none outstanding                                  0

	Additional paid-in capital                           10,246,430
	Accumulated deficit                                  (4,026,334)
							      ---------
		Total stockholders' equity                    6,238,931
							     ----------
		Total liabilities and stockholders' equity   $6,590,585

The accompanying notes are an integral part of the consolidated financial statements.

		ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
		   CONSOLIDATED STATEMENT OF OPERATIONS
				(Unaudited)

					      Three months ended March 31,
					      ____________________________
						1996             1995
					      ----------------------------
Revenues:
	Service                                $330,479         $469,850
	Product sales                                 0            1,634
						---------       ----------
		Total revenues                  330,479          471,484

Cost of sales:
	Service                                 195,911          360,667
	Product sales                                 0            3,166
						---------       ----------
		Total cost of sales             195,911          363,833
						---------       ----------

Gross profit                                    134,568          107,651

Selling, general and administrative expenses:
	Depreciation and amortization expense   128,120          191,245
	Other expenses                          246,284          279,584
						---------       -----------
		Total selling, general and
		administrative expenses         374,404          470,829

Interest expense, net                            11,509              133
						---------       -----------
	Net loss                               (251,345)        (363,311)
						---------       -----------
	Net loss applicable to common stock   $(251,345)       $(363,311)
						---------       -----------

	Net loss per share                       $(0.01)          $(0.02)
						----------      -----------
Weighted average shares outstanding          18,834,751       14,634,751

The accompanying notes are an integral part of the consolidated financial statements.

		ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
		CONSOLIDATED STATEMENT OF OPERATIONS
				(Unaudited)

					        Six months ended March 31,
					       ---------------------------
 					 	 1996             1995
					       ---------         ---------
Revenues:
	Service                                 $537,038         $795,671
	Product sales                              9,630          152,534
					       ---------         ---------
	Total revenues                           546,668          948,205

Cost of sales:
	Service                                  356,490          619,906
	Product sales                                  0           86,799
						---------       ----------
	Total cost of sales                      356,490          706,705
						---------       ----------
	Gross profit                             190,178          241,500

Selling, general and administrative expenses:
	Depreciation and amortization expense    256,240          383,880
	Other expenses                           426,393          591,824
						----------      -----------
		Total selling, general and
		administrative expenses          682,633          975,704

Interest expense, net                             19,065              663
						---------       -----------
	Net loss                                (511,520)        (734,867)
						---------       -----------

	Net loss applicable to common stock    $(511,520)       $(734,867)
						----------      -----------
	Net loss per share                        $(0.03)          $(0.05)
						---------       -----------
Weighted average shares outstanding           17,334,751       14,634,751

The accompanying notes are an integral part of the consolidated financial statements.

		ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
		CONSOLIDATED STATEMENT OF CASH FLOWS
				(Unaudited)

						    Six months ended March 31,
						    --------------------------
						       1996            1995
						    ---------        ---------
Cash flows from operating activities:
Net loss                                             $(511,520)     $(734,867)
	Adjustments to reconcile net loss
	to net cash used in operating
	activities:
		Depreciation and amortization          342,950        463,296

	Changes in assets and liabilities:
	Trade accounts receivable                       (2,318)        17,282
	  Inventory                                      6,387         70,219
	  Prepaid expenses                              36,951         57,388
	  Other assets                                  (1,707)        36,361
	  Accounts payable                               5,932         22,034
	  Accrued expenses                             (51,538)        23,838
	  Deferred revenues                             48,750        (75,000)
	  Payable to related party                    (136,514)        63,281
						      ----------     ---------
Net cash (used in) provided by operating activities   (262,627)       (56,168)

Cash flows from investing activities:
	  Capital expenditures                               0        (90,644)
							---------    ---------
Net cash used in investing activities                        0        (90,644)
							---------    ---------
Cash flows from financing activities:
	  Decrease in restricted cash                   23,595              0
	  Payables converted to common stock           150,000              0
	  Proceeds from sale of common stock            50,000              0
	  Proceeds from notes payable to rel. party     75,000        100,000
	  Payments on loans                            (50,000)             0
							---------     --------
Net cash provided by financing activities              248,595        100,000


Net increase (decrease) in cash and cash equivalents   (14,032)       (46,812)
Cash and cash equivalents beginning of period           78,919         52,248
							--------      --------
Cash and cash equivalents end of period                $64,887         $5,436
							--------      --------

Supplemental disclosure of cash flow information:

     Interest paid                                     $19,294             -
     Income tax paid                                         0             -


The accompanying notes are an integral part of the consolidated financial statements.

		Notes to Consolidated Financial Statements
				(Unaudited)

1.      General:
	The accompanying consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. Please refer to the audited financial statements for the year ended September 30, 1995, for details of accounting policies and accounts.

2.      Significant Customers and Related Party:
	The Company had sales constituting approximately 95% of revenue from two customers during the six months ended March 31, 1996. In May 1996, the Company was awarded a four-year extension of a contract to treat waste waterproduced during catalyst changes at the Chevron Refinery in Pascagoula, MS.

3.      Deposit On Pending Sale
	Cash flow statements reflect receipt of $48,750 from a customer as a deposit to hold the equipment which the Company anticipates selling to this customer.



ITEM 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
			 CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Rochem Environmental, Inc. provides equipment and services to treat waters for the petroleum, remediation and related industries. The Company operates offices in Houston, TX and Baton Rouge, LA.

The Company's consolidated revenues of $330,479 for the three months ended March 31, 1996 were 30% less than the $471,484 for the three months ended March 31, 1995. The lower revenue was offset by lower cost of sales which resulted in a 25% increase in gross profit from $107,651 for the three months ended March 31, 1995 to $134,568 for the three months ended
March 31, 1996. Gross profit as a percent of revenue increased from 23% to 41% for the three months ended March 31 in 1995 and 1996, respectively.

Selling, general and administrative (SG&A) expenses decreased from $470,829 to $374,404, of which approximately $191,245 and $128,120, respectively, were non cash expenses associated with amortization and depreciation. The SG&A expenses included the costs for the transition period between the employment of Erick Neuman as the President and CEO on January 1, 1996 and the resignation of Kenneth Miller on January 31, 1996. Including these transition costs, the SG&A was reduce by 20% over the previous period a year ago.

Interest expense increased from $133 for the three months ended March 31, 1995 to $11,509 for the three months ended March 31, 1996. This increase was due primarily to the interest expense associated with the factoring arrangement with Citizens Bank and loans with Lefco, Rochem AG and Citizens Bank.

For the six month periods ended March 31, 1995 and 1996, the revenues were down from $948,205 to $546,668, respectively. The net loss for these same periods was also reduced from $734,867 to $511,520. The lower revenue is mainly due to less revenue from on-site testing and product sales. Efforts are now being focused to regain this revenue source through direct sales. In addition, a deposit of $48,750 has been received from a customer to hold the equipment which the Company anticipates selling to this customer.

The revenues of the Company have been derived primarily from two customers. These customers have provided 92% of the revenue during the six months ended March 31, 1996. In May 1996, the Company was awarded a four year extension of the contract to treat waste water produced during catalyst changes at the Chevron refinery in Pascagoula, MS. In performing the contract services over the past 12 months, during which hurricanes and a fire interupted scheduled operations, the Company generated approximately $810,000 in revenue. It is management's goal to maintain and expand these relationships with the significant customers but increased focus is being given to broadening the customer base. The Rochem technology is applicable to many waste waters that currently are being transported off-site for treatment and disposal. Management is directing sales efforts towards these waste waters with the expectation that these customers will be driven more rapidly by economic advantages to the use of the Disc-Tube trademark system.

As of March 31, 1996, the Company had a total of 10 employees, 6 of whom were involved in field operating activities and testing, 2 devoted full time to sales activities and 2 involved in the general administration and financial areas.


Liquidity and Capital Resources

As of March 31, 1996, the Company had a working capital deficit of $236,834. Net cash used for operating activities during the six months ended March 31, 1996 was $262,627. Net cash from financing activities provided $248,595 primarily through the conversion of debt into Common Stock and loan facilities with related parties.

In February, 1996, the Company exercised its option to utilize $50,000 of an $100,000 credit facility provided by Rochem AG. The Company currently has $25,000 available under the Rochem AG credit facility. The Company also has $50,000 available under a credit facility provided by Lefco to meet working capital needs during the 1996 fiscal year.

Management believes that working capital available pursuant to existing credit facilities as well as cash flow from operations will be sufficient to fund operations for the remainder of the 1996 fiscal year. Accordingly, the Company does not anticipate a need for any additional financing during the balance of the 1996 fiscal year and, therefore, has no specific plans or commitments with respect thereto. In the event additional funding is required, the Company will consider alternatives to do so through a combination of efforts or methods including joint ventures, equity investors, venture capital groups, institutions, issuance of convertible or subordinated debt or a form of business combinations. Should the need arise for the use of any of these methods to raise capital, there can be no assurance that any of these will be available to the Company.




PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

		None

ITEM 2. CHANGES IN SECURITIES

		None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

		None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
		HOLDERS

			The following matters were submitted to a vote of shareholders during the Annual Meeting of Stockholders held on March 28, 1996.

			On March 28, 1996, the holders of a majority of shares of Common Stock of the Company approved the election of five directors for the coming year.

				 For             Withheld       Abstain
	 William E. Bracken      14,537,454       727,900       0
	 Ralph H. Isham          14,537,454       727,900       0
	 David A. LaMonica       14,537,454       727,900       0
	 Philip LeFevre          14,537,354       728,000       0
	 Erick J. Neuman         14,537,454       727,900       0

			On March 28, 1996, the holders of a majority of shares of Common Stock of the Company approved the ratification of Coopers & Lybrand L.L.P. as independent auditors.

				 For             Against        Abstain
				 15,265,354         0           0



ITEM 5. OTHER INFORMATION

	None




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are incorporated by reference thereto:

	Exhibit
	Number          Identification of Exhibit

	2.1(1)        - Reorganization Agreement

	3.1(2)        - Amended and Restated Articles of Incorporation

	3.2(5)        - Bylaws

	4.1(5)        - Common Stock Specimen

	4.2(4)       -  Certificate of Designation of Preferences, Rights and
			Limitations of Series A Preferred Stock

	4.3(4)       -  Certificate of Designation of Preferences, Rights and
			Limitations of Series B Preferred Stock

	10.1(2)     -   Distributor Agreement

	10.2(4)     -   Asset Purchase Agreement

	10.3(2)     -   Term Sheet

	10.4(6)     -   Facilities Lease Agreement

	10.5(6)     -   Termination Agreement Between Company and GH
			Venture Group

	10.6(6)     -   Agreement Between Company and Lefco Environmental
			Technology, Inc.

	10.7(6)     -   Agreement Between Company and Rochem Separation
			Systems, Inc.

	10.8(6)     -   Agreement Between Company and Rochem AG

	10.9(7)     -   Employment Agreement With Erick Neuman

	16.1(3)     -   Letter regarding change in certifying accountant

	16.2(3)     -   Letter regarding change in certifying accountant
____________________

	(1) Previously filed as an exhibit on Form 8-K dated July 20, 1993.

	(2) Previously filed as an exhibit on Form 8-K dated September 30,1993.

	(3) Previously filed as an exhibit on Form 8-K dated November 5, 1993.

	(4) Previously filed as an exhibit on Form 8-K dated November 19, 1993.

	(5) Previously filed as an exhibit on Form 8-K dated January 13, 1994.

	(6) Previously filed as an exhibit on Form 10-KSB for the fiscal year ended September 30, 1995.

	(7) Filed herewith.


				SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				    ROCHEM ENVIRONMENTAL, INC.
					 (Registrant)

Date:  May 15, 1996                 By: /s/ Erick J. Neuman
					Erick J. Neuman, President;
					Secretary; Chief Executive Officer,
					Chief Financial Officer, and Principal
					Accounting Officer

Date:  May 15, 1996                 By: /s/ William E. Bracken
					William E. Bracken, Vice President