Form 10-Q
period 1996-06-30
ROCHEM ENVIRONMENTAL INC
filed 1996-08-14
CIK 759824

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

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

                                  Yes[X]    No[ ]

     As of August 9, 1996, the registrant had 18,834,751 shares of Common Stock, par value $.001 per share, issued and outstanding.

     Transitional Small Business Disclosure Format.(Check one):

                                  Yes[ ]    No[X]

                           ROCHEM ENVIRONMENTAL, INC.

                            FORM 10-QSB REPORT INDEX

10-QSB Part and Item No.

  Part I  Financial Information

     Item 1.  Financial Statements (Unaudited)

              Consolidated balance sheet as of
                June 30, 1996. . . . . . . . . . . . . . . . . . . . . 3

              Consolidated statement of operations for the nine
                months ended June 30, 1996 and  1995. . . . . . . . .  4

              Consolidated statement of operations for the three
                months ended June 30, 1996 and 1995. . . . . . . . . . 5

              Consolidated statement of cash flows for the nine
                months ended June 30, 1996 and 1995. . . . . . . . . . 6

              Notes to consolidated financial statements. . . . . . . .7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . 9

  Part II Other Information

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .11
     Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . 11
     Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . 11
     Item 4.  Submission of Matters to a Vote of Security Holders. . . . .11
     Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . 11
     Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 11

     Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               as of June 30, 1996
                                   (Unaudited)

     ASSETS
Current assets:
     Cash and cash equivalents ...............................     $     23,211
     Restricted cash .........................................           11,249
     Trade accounts receivable ...............................           96,789
     Prepaid expenses ........................................           65,121
                                                                   ------------
          Total current assets ...............................          196,370

Inventory ....................................................          197,876
Property and equipment, net ..................................        1,260,352
Intangible assets, net .......................................        4,619,750
Other assets .................................................           27,286
                                                                   ------------
          Total assets .......................................     $  6,301,634
                                                                   ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ........................................     $    189,017
     Accrued expenses ........................................           78,103
     Notes payable ...........................................                0
     Payable to related parties ..............................           28,991
     Notes payable to related parties ........................           75,000
                                                                   ------------
          Total current liabilities ..........................          371,111

Stockholders' equity:
     Common stock, $.001 par value, 50,000,000
          shares authorized, 18,834,751  issued and
          outstanding ........................................           18,835
     Preferred stock, no par value, 10,000,000 shares
          authorized, none outstanding .......................                0
     Additional paid-in capital ..............................       10,246,430
     Accumulated deficit .....................................       (4,334,742)
                                                                   ------------
          Total stockholders' equity .........................        5,930,523
                                                                   ------------
          Total liabilities and stockholders' equity .........     $  6,301,634
                                                                   ============

The accompanying notes are an integral part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                    Nine months ended June 30,
                                                  -----------------------------
                                                       1996             1995
                                                  ------------     ------------
Revenues:
     Service .................................    $    731,827     $  1,021,600
     Product sales ...........................         195,735          152,534
                                                  ------------     ------------
          Total revenues .....................         927,562        1,174,134
Cost of sales:
     Service .................................         547,065          873,255
     Equipment costs .........................         199,026           86,799
                                                  ------------     ------------
          Total cost of sales ................         746,091          960,054
                                                  ------------     ------------
Gross profit .................................         181,471          214,080

Selling, general and administrative
     expenses:
     Depreciation and amortization expense ...         384,360          576,211
     Other expenses ..........................         593,201          796,950
                                                  ------------     ------------
          Total selling, general and
          administrative expenses ............         977,561        1,373,161

Interest expense (income), net ...............          23,838            6,345
                                                  ------------     ------------
     Net loss ................................        (819,928)      (1,165,426)
                                                  ------------     ------------
     Net loss applicable to common stock .....    ($   819,928)    ($ 1,165,426)
                                                  ============     ============
     Net loss per share ......................    ($      0.05)    ($      0.08)
                                                  ============     ============
Weighted average shares outstanding ..........      18,084,751       14,634,751
                                                  ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                   Three months ended June 30,
                                                  -----------------------------
                                                      1996             1995
                                                  ------------     ------------
Revenues:
     Service .................................    $    185,159     $    225,929
     Product sales ...........................         195,735             --
                                                  ------------     ------------
          Total revenues .....................         380,894          225,929

Cost of sales:
     Service .................................         190,576          253,349
     Equipment costs .........................         199,026             --
                                                  ------------     ------------
          Total cost of sales ................         389,602          253,349
                                                  ------------     ------------

Gross profit .................................          (8,708)         (27,420)

Selling, general and administrative
     expenses:
     Depreciation and amortization expense ...         128,120          192,331
     Other expenses ..........................         166,809          205,126
                                                  ------------     ------------
          Total selling, general and
          administrative expenses ............         294,929          397,457

Interest expense (income), net ...............           4,772            5,682
                                                  ------------     ------------
     Net loss ................................        (308,409)        (430,559)
                                                  ------------     ------------
     Net loss applicable to common stock .....    ($   308,409)    ($   430,559)
                                                  ============     ============
     Net loss per share ......................    ($      0.02)    ($      0.03)
                                                  ============     ============
Weighted average shares outstanding ..........      18,834,751       14,634,751
                                                  ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                      Nine months ended June 30,
                                                       ------------------------
                                                         1996          1995
                                                       ---------    -----------
Cash flows from operating activities:
Net loss ...........................................   $(819,928)   $(1,165,426)
     Adjustments to reconcile net loss to net
     cash used in operating activites:
          Depreciation and amortization ............     514,427        693,344
          Loss on sale of equipment ................       4,026              0
     Changes in assets and liabilities:
          Trade accounts receivable ................    (187,769)        89,196
          Inventory ................................       6,387         76,879
          Prepaid expenses .........................     (13,353)         2,410
          Other assets .............................      (1,707)        36,427
          Accounts payable .........................      20,992        109,553
          Accrued expenses .........................       2,027         72,927
          Deferred revenues ........................           0        (75,000)
          Payable to related party .................      13,067         62,808
                                                       ---------    -----------
Net cash used in operating activities ..............    (461,831)       (96,882)
                                                       ---------    -----------

Cash flows from investing activities:
          Capital expenditures .....................           0       (125,760)
          Proceeds from sale of equipment ..........     195,000              0
                                                       ---------    -----------
Net cash provided by investing activities ..........     195,000       (125,760)
                                                       ---------    -----------

Cash flows from financing activities:
          Decrease in restricted cash ..............      24,078              0
          Proceeds from sale of common stock .......      50,000              0
          Proceeds from notes payable to rel. party       75,000        100,000
          Proceeds from notes payable ..............           0         50,000
          Proceeds from factored receivables .......     112,045        103,534
          Payments on loans ........................     (50,000)             0
                                                       ---------    -----------
Net cash provided by financing activities ..........     211,123        253,534

Net increase (decrease) in cash and cash equivalents     (55,708)        30,892
Cash and cash equivalents beginning of period ......      78,919         52,248
                                                       ---------    -----------
Cash and cash equivalents end of period ............   $  23,211    $    83,140
                                                       =========    ===========

Supplemental disclosure of cash flow information:
     Interest paid .................................   $  24,193              0
     Income tax paid ...............................           0              0

The accompanying notes are an integral part of the consolidated financial statements.

                  Notes to Consolidated Financial Statements
                                   (Unaudited)

1.      General:
     The accompanying consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. Please refer to the audited financial statements for the year ended September 30, 1995 for details of accounting policies and accounts.

2.      Significant Customers and Related Party:

     The Company had sales constituting approximately 75% of revenue from two customers during the nine months ended June 30, 1996. In May 1996, the Company was awarded a four-year extension of a contract to treat waste water produced during catalyst changes at the Chevron Refinery in Pascagoula, MS.

3.      Legal Proceedings:

     A subsidiary of the Company, Separations Technology Systems, Inc. is currently in litigation over a claim to transaction fees totaling $540,000 made by a prior consultant, Scott Thompson, President of Harris-Forbes, Inc. The claim stems from an agreement for financial consulting services that was initiated in October, 1992 and duly terminated in June, 1993 by then President, Kenneth Miller. The transactions referenced by Harris-Forbes in the claim were conducted after the date of termination. The transactions were also completed by Rochem Environmental, Inc. which had no agreement with Harris-Forbes.

     The Company has filed a Petition for Declaratory Judgement with the District Court of Harris County, Texas. This petition was recently filed and no discovery has been conducted to date. The Company intends to vigorously defend its interest in this matter.

4.      Financing Activities:

     In January, 1996, the Company entered into an agreement with Rochem AG whereby Rochem AG converted the principal amount of its January, 1995, $50,000 loan into 500,000 shares of Company Common Stock, purchased an additional 500,000 shares of Company Common Stock for $50,000, and agreed to provide the Company a $100,000 credit facility to meet working capital needs during the 1996 fiscal year. In contemplation of this credit facility, Rochem AG advanced $25,000 in December, 1995, $50,000 in February, 1996, and $25,000 in July 1996. On January 31, 1996, the $50,000 loan from Citizens Bank was paid in full and the Rochem AG letter of credit was released. Additionally, in January, 1996, Lefco agreed to convert its January, 1995, $50,000 loan into 500,000 shares of Company Common Stock and provided a $50,000 credit facility to be utilized by the Company to meet working capital needs during the 1996 fiscal year. Furthermore, in January, 1996, the Company agreed with Rochem Separation Systems ("RSS") to convert approximately $100,000 of accounts payable due to RSS into 1,000,000 shares of Company Common Stock. In addition, the Company obtained the rights to buy equipment and modules directly from Rochem AG at a preferred price and the right to become the exclusive agent for RSS for applications utilizing the leachate and desalination systems in the State of Arkansas. In January, 1996, the Company agreed with GH Venture Group to terminate its consultant service agreement and in connection therewith convert the outstanding payable into 500,000 shares of the Company Common Stock and the payment of $5,000.



ITEM 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Rochem Environmental, Inc. provides equipment and services to treat waste water for the petroleum, petrochemical, remediation and related industries. The Company has offices in Houston, TX and Baton Rouge, LA.

The Company's consolidated revenues grew by 69% from $225,929 for the three months ended June 30, 1995 to $380,894 for the three months ended June 30, 1996. A significant portion of this increase resulted from a product sale in the amount of $195,735 to a landfill leachate facility.

For the nine months ended June 30, 1995 and 1996, the revenues were down from $1,174,134 to $927,562, respectively. The lower revenue was mainly due to delays in service activities and on-site testing. The revenue generated by service activity continues to be driven by a narrow customer base, which is evidenced by 75% of the nine months ended June 30, 1996 revenue being provided by only two customers. Additionally, the Company was awarded a four-year extension in May 1996 to provide service work for a major oil refinery.

Gross profit as a percent of revenues increased from 18% to 20% for the nine months ended June 30, 1995 and 1996, respectively. The gross profit for the three months ended June 30, 1996 was affected by delays and changes in the scheduled service activity from the two significant customers. The gross profit was also affected by the non cash equipment basis of $199,026 for the leachate system which produced the $195,735 in product sales revenue. The system the Company sold had previously been used as a test system for application development and new customer evaluations. The testing activity with this system had generated revenues which were included in the consolidated revenues for the fiscal year ended September 30, 1995.

The Company continues to pursue additional opportunities with the existing customer base to more effectively utilize resources and to improve operating margins. During the three months ended June 30, 1996 a substantial amount of sales resources were focused on the Texas Gulf Coast area. These efforts are now producing requests for testing and evaluations from new customers. By continuing this focus, management believes these efforts will broaden the customer base through equipment sales and additional service activity.

Selling, general and administrative (SG&A) expenses decreased by 29% for the nine months ended June 30, 1995 and 1996, from $1,373,161 to $977,561, of which approximately $576,211 and $384,360, respectively, were non cash expenses associated with amortization and depreciation. The decrease in SG&A is the result of the Company's overall SG&A reduction plan.

Interest expense increased from $6,345 to $23,838 for the nine months ended June 30, 1995 and 1996, respectively. This increase is due primarily to the interest expense associated with the factoring arrangement with Citizen's Bank and loans with Lefco, Rochem AG and Citizens Bank.

The net loss for the nine months ended June 30, 1996 was $819,928 compared to $1,165,426 for the same period in 1995. The net loss per share was $0.05 and $0.08 for the nine months ended June 30, 1996 and 1995, respectively.

On June 30, 1996 the Company had a total of 10 employees, 6 of whom were involved in field operating activities and testing, 2 were devoted full time to sales activities and 2 were involved in the general administration and financial areas.

Liquidity and Capital Resources

As of June 30, 1996, the Company had a working capital deficit of $174,741. Net cash used for operating activities during the nine months ended June 30, 1996 was $461,831 compared with $96,882 for the nine months ended June 30, 1995.
Net cash provided by investing activities was $195,000 during the nine months ended June 30, 1996 as compared to $125,760 which was used in investing activities during the same period of 1995. Net cash from financing activities provided $211,123 during the nine months ended June 30, 1996 compared with $253,354 for the same period in 1995.

For the three months ended June 30, 1996, the Company produced a positive cash flow of approximately $62,092 after subtracting the non cash equipment basis of $199,026 for the leachate system and the total depreciation and amortization expense of $171,475 of which $43,355 is reflected in the total cost of sales from the net loss of $308,409.

In July, 1996, the Company exercised its option to utilize $25,000 of an $100,000 credit facility provided by Rochem AG. The Company has $50,000 available under a credit facility provided by Lefco to meet working capital needs during the 1996 fiscal year.

Management believes that working capital available pursuant to existing credit facilities as well as cash flow from operations will be sufficient to fund operations for the remainder of the 1996 fiscal year. Accordingly, the Company does not anticipate a need for additional financing during the balance of the 1996 fiscal year and therefore, has no specific plans or commitment with respect thereto. In the event that additional funding is required, the Company will consider alternatives to do so through a combination of efforts or methods including joint ventures, equity investors, venture capital groups, institutions, issuance of convertible or subordinated debt or a form of business combinations. Should the need arise for the use of any of the methods to raise capital, there can be no assurance that any of these will be available to the Company.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     A subsidiary of the Company, Separations Technology Systems, Inc. is currently in litigation over a claim to transaction fees totaling $540,000 made by a prior consultant, Scott Thompson, President of Harris-Forbes, Inc. The claim stems from an agreement for financial consulting services that was initiated in October, 1992 and duly terminated in June, 1993 by the then President, Kenneth Miller. The transactions referenced by Harris-Forbes in the claim were conducted after the date of termination. The transactions were also completed by Rochem Environmental, Inc. which had no agreement with Harris-Forbes.

     The Company has filed a Petition for Declaratory Judgment with the District Court of Harris County, Texas. This petition was recently filed and no discovery has been conducted to date. The Company intends to vigorously defend its interest in this matter.


ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are incorporated by reference thereto:

     Exhibit
     Number     Identification of Exhibit

     2.1(1)  - Reorganization Agreement
     3.1(2)  - Amended and Restated Articles of Incorporation
     3.2(5)  - Bylaws
     4.1(5)  - Common Stock Specimen
     4.2(4)  - Certificate of Designation of Preferences, Rights and
               Limitations of Series A Preferred Stock
     4.3(4)  - Certificate of Designation of Preferences, Rights and
               Limitations of Series B Preferred Stock
    10.1(2)  - Distributor Agreement
    10.2(4)  - Asset Purchase Agreement
    10.3(2)  - Term Sheet
    10.4(6)  - Facilities Lease Agreement
    10.5(6) - Termination Agreement Between Company and GH Venture Group 10.6(6) - Agreement Between Company and Lefco Environmental
               Technology, Inc.
    10.7(6) - Agreement Between Company and Rochem Separation Systems, Inc. 10.8(6) - Agreement Between Company and Rochem AG
    10.9(6)  - Employment Agreement With Erick Neuman
    16.1(3)  - Letter regarding change in certifying accountant
    16.2(3)  - Letter regarding change in certifying accountant
____________________

      (1)     Previously filed as an exhibit on Form 8-K dated July 20, 1993.
      (2)     Previously filed as an exhibit on Form 8-K dated Sept. 30, 1993.
      (3)     Previously filed as an exhibit on Form 8-K dated Nov. 5, 1993.
      (4)     Previously filed as an exhibit on Form 8-K dated Nov. 19, 1993.
      (5)     Previously filed as an exhibit on Form 8-K dated Jan. 13, 1994.
      (6) Previously filed as an exhibit on Form 10-KSB for the fiscal year ended September 30, 1995.
      (7)     No reports on form 8-K for the quarter ending June 30,1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ROCHEM ENVIRONMENTAL, INC.
                                             (Registrant)

Date: August 14, 1996                    By: /s/ Erick J. Neuman
                                         Erick J. Neuman, President;
                                         Secretary; Chief Executive Officer,
                                         Chief Financial Officer, and Principal
                                         Accounting Officer

Date: August 14, 1996                    By: /s/ William E. Bracken
                                         Vice President