Form 10KSB/A
period 1996-09-30
ROCHEM ENVIRONMENTAL INC
filed 1997-01-15
CIK 759824

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1996 or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-23226

                           ROCHEM ENVIRONMENTAL, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                  UTAH                                      76-0422968
                (STATE OF                                 (IRS EMPLOYER
              INCORPORATION)                          IDENTIFICATION NUMBER)

             610 N. MILBY STREET
                HOUSTON, TX                                    77003
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

Registrant's telephone number, including area code:  (713) 224-7626

         Securities registered under Section 12(b) of the Exchange Act:

     Title of each class            Name of each exchange on which registered
            None                                   None

         Securities registered under Section 12(g) of the Exchange Act:

  Common stock, $.001 par value        NASDAQ Electronic Bulletin Board

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.____

        Issuer's revenues for the fiscal year ended September 30, 1996 were $1,247,320.

        The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the OTC Electronic Bulletin Board on December 10, 1996, was approximately $1,147,594. Shares of Common Stock held by each officer and director and by each known person who may be deemed to be an affiliate have been excluded. As of December 10, 1996, the registrant had 18,834,751 shares of Common Stock, par value $.001 per share, issued and outstanding.

        The Company's definitive proxy statement in connection with its annual meeting of stockholders to be held on March 27, 1997 are incorporated by reference in Part III, Items 9, 10, 11 and 12.

                            FORM 10-KSB REPORT INDEX

10-KSB PART AND ITEM NO.

        Part I

               Item 1  Description of Business ............................    3
               Item 2  Description of Property ............................   10
               Item 3  Legal Proceedings ..................................   10
               Item 4  Submission of Matters to a Vote of Security Holders    11

        Part II

               Item 5. Market for Common Equity and Related
                         Stockholder Matters ..............................   12
               Item 6. Management's Discussion and Analysis of
                         Financial Condition and Results of Operations ....   13
               Item 7. Financial Statements ...............................   16
               Item 8. Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure ..............   16

        PART III

               Item 9. Directors, Executive Officers, Promoters and Control
                         Persons ..........................................   17
               Item 10. Executive Compensation ............................   17
               Item 11. Security Ownership of Certain Beneficial Owners
                         and Management ...................................   17
               Item 12. Certain Relationships and Related Transactions ....   17
               Item 13. Exhibits and Reports on Form 8-K ..................   17

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Rochem Environmental, Inc., a Utah corporation (the "Company"), is primarily engaged in the business of providing industrial wastewater treatment services and capital equipment to companies in the refining, petrochemical and oil and gas industries. In connection therewith, the Company utilizes patented technology licensed exclusively to it through a distributor agreement from Rochem Separation Systems, Inc. ("RSS"), a majority owned subsidiary of Rochem AG. The patented technology involves the use of Rochem's Disc Tube(TM) form of membrane separation modules. This technology may be referred to herein as the "Rochem System" or "Disc Tube" system. Management believes this process is superior to other technologies in its ability to cost effectively treat a wide variety of wastewaters with the recovery of relatively pure water and the concentration of products and by-products for reuse or disposal.

        Economics and environmental regulations are requiring industrial and commercial companies to utilize increasingly sophisticated solutions to meet wastewater treatment needs. These solutions require that the wastewater be sufficiently purified so as to minimize the impact on the environment. For many wastewaters, traditional technologies that only remove a few types of pollutants cannot sufficiently purify the wastewater to meet stringent discharge standards. Industrial and commercial companies are searching for methods of handling large volumes of water related to chemical production or processing to avoid or minimize waste generation. The ability to recycle this water as well as the recovery of products and by-products from these streams is economically attractive as the costs increase for raw materials, including water, and wastewater treatment. The Rochem system, using reverse osmosis, nanofiltration and ultrafiltration membranes, can effectively produce clean water as well as recover products and by-products while reducing the amount of waste that may require disposal or further treatment.

        The Company's customer base includes a broad range of industrial and commercial companies, such as Chevron USA, Inc. and Borden Chemical & Plastics, Inc. as well as the successful Superfund remediation at the French Limited Site which was completed in 1995. The Company believes that it provides its customers with an unique and cost-effective approach through the use of the patented Rochem system and responsive service.

        The Company was incorporated in Utah in October 1984 and until July 1993 had been an inactive corporation. Effective July 20, 1993, the Company, then named Radon International, Inc. ("Radon"), acquired all the capital stock of Separation Technology Systems, Inc. ("STS"), a Texas corporation formed in December 1992, and accordingly, STS became a wholly-owned subsidiary of Radon. The stockholders of STS agreed to exchange all of their capital stock in STS for shares of Common Stock of Radon. Concurrent with the transaction, Radon changed its name to Separation Technology Systems, Inc. and in September 1993 the name was again changed to Rochem Environmental, Inc. In 1995, the shareholders of the Company elected to reincorporate in Texas. The Company anticipates completion of the reincorporation in 1997.

WASTEWATER TREATMENT INDUSTRY

        Wastewater treatment has developed into a multi-billion dollar global industry. The use of membrane separation equipment continues to increase as part of this industry. Reverse osmosis membranes originally developed for desalination of sea water to produce potable water are now finding applications as part of the wastewater treatment system or within the chemical process to improve the efficiency of the production process.

        Until recently, most wastewater treatment technologies focused on treating or removing selected contaminants from wastewaters. Due to increased pressure to reduce costs and maintain compliance, industrial and commercial companies are now being forced to evaluate and install technologies that reduce the entire impact of the toxicity while allowing for the recovery of by-products and reuse of the water. The costs associated with treating these wastewaters with conventional technologies have increased and in some cases the treatment is inadequate to meet reuse or discharge requirements.

        Recovery of products and by-products can provide a substantial advantage in the petroleum and chemical industries. These plants are complex with many production processes and use numerous raw materials. In most cases, products and by-products when recovered properly can be reused as a feedstock within the original generating process or another process within the plant. This leads to reduced raw material costs as well as a reduction in pollutants that are discharged to the environment.

        Likewise, as sources of high quality water are becoming limited due to impairment from industrial discharges or simply restrictions on the availability of water as a natural resource, the cost of water has become an economic consideration. Therefore, the recovery of water rather than the discharge of water is gaining interest and is being implemented in a number of industries as a means of reducing overall plant costs and reducing the liabilities associated with discharges to the environment.

        The market for membrane separations exceeds one billion dollars (according to Freedonia Group Inc. (1994)) and the use of membrane equipment is expected to continue to increase as a percentage of the wastewater treatment market. Membrane equipment provides a highly efficient separation of pollutants and clean water. Membrane systems can be designed to recover oil, separate different types of salts, organic compounds and toxic metals as well as to produce high purity water for critical manufacturing processes.

        Accordingly, it is the primary objective of the Company to market its technology for the recovery of high quality water and the concentration of products and by-products for reuse or disposal. The Company's water processing system involves the use of an innovative membrane separation system which utilizes Rochem's patented Disc Tube technology. The technology is unique because it can be employed for applications that were previously untreatable through membrane separation and it can reduce the residual volume containing the products and by-products to a level previously only achievable through evaporative separation. The system can also be used to break down oil/water emulsions and to remove organic compounds, metals and other toxic contaminants from many waste streams.

        The Disc Tube technology is a robust form of membrane separation which management considers to be far superior to traditional designs. The unique advances incorporated into the Disc Tube allow it to handle much higher levels of contaminants, including suspended solids, than previously possible with membranes. In membrane separation applications (molecular filtration), the Disc Tube design is also capable of removing a higher percentage of the undesirable compounds than traditional reverse osmosis equipment. The geometry of the system allows easy cleaning, reduces fouling and eliminates the binders ("glue") used in traditional spiral wound reverse osmosis systems. This allows the use of a much wider range of membrane materials, eliminates the problem of chemical compatibility with the glue and permits the construction of systems capable of handling aggressive chemical compounds.

        While the Disc Tube technology is relatively new to the U.S. wastewater industry, the technology has over ten years of operating history in Europe and other parts of the world where the availability and protection of high quality water resources have been addressed. During this period, Disc Tube systems have been in operation handling industrial waste waters and landfill leachate at a number of the major waste disposal sites in Europe. The technology has also been demonstrated and used in such varied applications as desalination of water, food processing, blood component separation and removal of radioactive compounds.

PRINCIPAL PRODUCTS AND SERVICES

        The Company can provide a single-source solution to its industrial and commercial customers by identifying and evaluating wastewater treatment needs, conducting treatability studies, and designing, manufacturing, selling, installing and servicing wastewater treatment systems for the production of purified water and the recovery of products and by-products on a cost-effective basis. The Company's principal products and services include capital equipment and treatment services.

        CAPITAL EQUIPMENT. The Company sells both pre-engineered and customized treatment systems for membrane separation applications. The Company manufactures or supplies systems and components that utilize, but are not limited, to each of the following processes:

        REVERSE OSMOSIS. Solutions are desalted or concentrated by driving them through membranes using relatively high hydraulic pressure as the driving force. Contaminants are excluded, or rejected, by the membranes and the purified water is recovered separately.

        NANOFILTRATION. Solutions are selectively desalted by utilizing membranes with varying "openness". In this process, problematic pollutants can be separated from the lower molecular weight compounds that are non toxic or innocuous.

        ULTRAFILTRATION. Moderate hydraulic pressure is used to transfer water and low molecular weight species through a membrane while blocking contaminants such as suspended solids, colloids and large organic molecules. Ultrafiltration is generally used for separations where particle sizes are larger than those of metal or salt ions.

        SERVICES. The Company's service business currently represents approximately 84% of its revenues. The Company provides the service of the treatment of wastewaters at industrial and commercial customer sites. The services provided to Chevron, Borden and the French Limited

Site have demonstrated the Company's ability to provide a reliable, cost-effective operation at customers' plants. The Company provides the equipment, manpower and technical know-how to perform the necessary operation. The Company operates on extended contracts as well as job-to-job contracting.

SALES AND MARKETING

        The Company believes that the value of the Disc Tube System lies in its ability to cost effectively treat a wide variety of wastewaters with the recovery of relatively pure water and the concentration of products and by-products for reuse or disposal. The Company believes that the Disc Tube System will provide industrial clients with the necessary technology to reliably comply with current and future federal and state legislation. While there are other technologies that also provide water treatment, the Company believes that the Disc Tube System has a unique advantage over many of the existing technologies as it has a robust design and the ability to utilize different membranes for specific applications. Accordingly, the Company believes that the market for the Disc Tube System is large and will continue to grow as the economic and environmental benefits of water and product/by-product recycling are demonstrated.

        The Company is focusing its marketing efforts on companies engaged in oil and gas production, petroleum refining and petrochemical manufacturing in the United States. Although, due to the broad applicability of the Disc Tube technology, the Company continues to be approached with opportunities outside the aforementioned target industry and geographical area. Management reviews each new opportunity to evaluate its financial benefit but remains focused on the target market to avoid fragmenting its efforts. If it is determined that the work identified outside the target area is sufficiently profitable, the Company will perform the job but not actively differentiate its marketing efforts.

        The Company currently employs sales personnel with their primary mission to generate revenue through direct sales to customers that represent end users for our products and services. The Company participates in trade shows and technical conferences to showcase the Disc Tube system and to publicize the successful application of the system within different industries.

MANUFACTURING

        The Company acquires major component equipment from Rochem AG and RSS with which it designs and assembles final operational units configured to satisfy the particular needs of each customer. Additionally, the Company has the option to purchase completed units from Rochem AG for the purpose of service units or outright equipment sales. Other raw materials, primarily steel, filtration media and component parts such as pumps and valves are available from several sources. Units are constructed for either stationary or mobile operation. The Company has not experienced difficulty in obtaining the materials and components used in its operations.

COMPETITION

        The wastewater treatment industry is currently fragmented and highly competitive. Many companies compete to varying degrees with the Company in its markets. The Company knows of no reliable statistics that provide a basis from which to estimate the Company's relative competitive position in these markets. The principal methods of competition in the markets in which the Company competes are technology, service, price, product specifications, customized design, product knowledge and reputation, timely delivery, the relative ease of operation and maintenance and the prompt availability of spare parts. While no competitor is considered dominant, there are some competitors that have significantly greater resources than the Company.

        The major competing technology is chemical treatment. Most chemical treatment methods utilized in wastewater treatment are associated with large biological treatment and/or dissolved air flotation systems. These systems, while effective for large, in-plant fixed sites, are not particularly well suited for recovery and reuse of water or products/by-products. Alternative disposal options, including incineration and deep well injection, will offer some competition, however, these options are believed to operate at a significant cost or long-term liability disadvantages to the Disc Tube technology. Alternative technologies, including electrocoagulation, ion exchange, dissolved air flotation units and combinations of equipment including spiral wound reverse osmosis and evaporation also offer competition to the Company. Each of these technologies, while having certain applications, are limited and are not believed to be able to reliably compete on a wide scale with the Disc Tube system to meet cost and toxicity reduction goals.

        Management expects that some major competitors will continue to acquire other water treatment technology companies which will consolidate some of the competition. Due to the unique nature of the Disc Tube system, the effects can not be assessed at this time.

CUSTOMER BASE

        The Company's customer base includes a broad range of major industrial and commercial companies. With the growing demands for purified water and a diminishing supply of usable water, many companies require increasingly sophisticated solutions to their wastewater treatment needs. The following are industries and customers and some of the products used therein:

        OIL FIELD AND REFINERY. The petroleum industry uses large quantities of water for steam and water flooding of oil fields for the secondary recovery of oil. The Company's systems remove oil contaminants and suspended solids from produced water and resurfaced water for reuse or discharge. The technology is applicable to both land-based and offshore fields. Refineries can use the Company's membrane separation equipment to remove oil and suspended solids from process water and refinery effluents, as well as a wide range of organic compounds, metals and dissolved solids. At the Chevron refinery in Pascagoula, MS, the Company performs water treatment services under a four year contract that expires in April 2000.

        CHEMICAL AND PETROCHEMICAL. The chemical and petrochemical industries have a broad range of wastewater treatment needs. The Company's technology can be used to purify contaminated wastewaters as well as for the recovery/separation of reusable products and by-products. Depending on the application, all of the membrane separation systems that the Company offers can be effective. Rochem's technology is used to accomplish the separation of contaminants and purification of water in harsh environments and from problematic streams. At the Borden Chemical and Plastics' Geismar, Louisiana ("Borden") facility the Company performs service work on demand pursuant to purchase orders.

        REMEDIATION AND LANDFILL LEACHATE TREATMENT. The Company's remediation systems are used to remove organic compounds and soluble metals from contaminated groundwater and surface waters. The Company's leachate systems combine the recovery of clean water with the recirculation of the "reject" stream to enhance biological activity in the landfill. The Company successfully completed the clean-up of over 40 million gallons of contaminated pond water at the French Limited Task Group (FLTG) Superfund site in Crosby, Texas, in October 1994.

PATENTS, TRADEMARKS AND DISTRIBUTOR AGREEMENT

        In October 1993, the Company entered into a distributor agreement with RSS for the exclusive rights to sell the Rochem Disc Tube system for refining and petrochemical operations, oil and gas production and related activities. The agreement was finalized to reflect a term of ten years and included an extension for an additional five year term solely at the option of the Company. There are no minimum purchase requirements. The Company is required to promote and maintain the Disc Tube System and is required to maintain a minimum of $1 million of general liability coverage. In January 1996, the Company gained the right to buy equipment and modules directly from Rochem AG at an increased discount. Additionally, in January 1996, the Company gained the right to be the exclusive agent for RSS for applications utilizing the leachate and desalination systems in the State of Arkansas for a period of two years.

        The Company has the right to use the Rochem name and related tradenames and trademarks. The Disc Tube and related equipment are covered by, but not limited to, the following U.S. and foreign patents:

             United States   4,698,154   expiration date:   10/2004
             United States   4,892,657   expiration date:   01/2007
             United States   5,069,789   expiration date:   12/2008
             United States   5,183,567   expiration date:   02/2010
             United States   5,545,320   expiration date:   08/2013
             Canada             459824   expiration date:   10/2004
             Denmark         3441/1984   expiration date:   10/2004
             Japan        SHO-60-51507   expiration date:   10/2004
             European          0132546   expiration date:   10/2004

        Rochem AG has other patents pending for additional innovations in the Disc Tube(TM) modules. To the extent the Company licenses such patents and other proprietary rights, there can be no assurance that any patents licensed to the Company will provide significant commercial protection. Further, there can be no assurance that others will not independently develop superior know-how or obtain access to know-how utilized by the Company that the Company now considers proprietary. The issuance of a valid patent does not prevent other companies from independently developing technology similar to the technology licensed by the Company and, accordingly, there can be no assurance that any particular aspect of the Company's technology would not be found to infringe upon the claims of other existing patents.

RESEARCH AND DEVELOPMENT

        Research and development associated with the Disc Tube technology has been conducted by Rochem AG, RSS and the Company. Rochem AG and RSS continue to spend in excess of $1,000,000 to fund and conduct extensive research and development efforts aimed toward the further improvement of the technology. The results of these efforts are demonstrated in the continued issuance of new patents and the introduction of new nanofiltration and ultrafiltration membrane modules. The Company has access to findings resulting from the Rochem AG and RSS research and development efforts.

        The Company's efforts focus mainly on application research and development in the marketing areas. These efforts are typically aimed at developing innovative approaches in the use of the technology or in the combination of the Disc Tube technology with other synergistic systems and are augmented by customer-research spending. In each of the last two years the Company spent less than $20,000 on research and development.

ENVIRONMENTAL REGULATION

        Demand for the Company's products is affected in part by federal, state and local environmental laws and regulations requiring the Company's customers to meet environmental standards. A decline in enforcement or in expenditures to address those regulations could have an adverse effect on the demand for the equipment and services offered by the Company.

        To date, Congress has addressed the problem of pollution of water resources through federal legislation including the Clean Water Act. The Clean Water Act authorizes construction of sewage works and use of alternative waste treatment techniques, establishment of discharge standards, and regulation of point source discharge pollutants. Dischargers of water, pursuant to the Clean Water Act, are required to obtain permits and provide state regulatory agencies with certification evidencing compliance with the legislation. As these required permits are coming up for renewal, state agencies are continuing to reduce the contaminants allowable in wastewater discharges from industrial operations. The Company believes that the Disc Tube technology will remove the contaminants targeted by the Clean Water Act and enable customers to meet the reduced discharges required by the permits.

        The Clean Air Act of 1990, as one of its many means of reducing air pollutants, further restricts hydrocarbon levels allowable in water contained in atmospheric sewers. This requirement will dramatically change the manner in which refineries and petrochemical plants must handle waste water streams containing light hydrocarbons, including benzene. The Company believes the Disc Tube technology will provide an economical solution which will enable the plants to comply with this regulation.

        A variety of regulations and agency actions at both the state and local level are beginning to restrict the use of injection wells as a means of disposal. For all practical purposes, this leaves incineration as the only viable option for disposal outside of the plant boundaries. Existing incineration capacity is limited and, as a result, is expensive. Thus, owners and operators of the plants are vigorously pursuing in-plant treatment alternatives. The Company believes the Disc Tube to be an excellent and cost competitive technology in these applications.

        For most of its history, the Environmental Protection Agency and the associated state agencies have concentrated only a small portion of their attention on the pollution generated from oil and gas operations. In the last few years, these regulators have begun to tighten the specifications on water permitted to be discharged. This has become a major source of concern, particularly for the offshore operations. The Disc Tube technology is particularly well suited for the treatment of produced water generated from offshore production operations.

        While the effect of the above regulations can be substantial to the success of the Company's business, the cost to the Company to adhere to governmental regulations is minimal.

EMPLOYEES

        As of September 30, 1996, the Company had ten employees, six of whom were involved in field operations and testing, two devoted full time to sales activities and two involved in the general, administrative and financial areas.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company's principal place of business is located at 610 N. Milby Street, Houston, Texas, 77003. The Company leases approximately 6,600 square feet of office space with accompanying warehouse and shop space of 45,000 square feet in Houston, Texas, pursuant to a three year lease initiated on March 15, 1994. The Company leases office space under an operating lease which expires in March 1997. Future minimum rental payments under this lease are $32,500 for 1997.

Minimum payments have not been reduced by sublease rentals aggregating approximately $10,000 over the next year, under non-cancelable subleases with related parties. Building rental expense for the Company for the years ended September 30, 1996 and 1995 was approximately $23,050 (net of approximately $53,700 of sublease revenues) and $29,000 (net of approximately $48,000 of sublease revenues), respectively. The Company is currently sub-leasing, to a related party, on a month-to-month basis, approximately 1,650 square feet of its office space and 20,000 square feet of its warehouse for $2,558 per month. A second tenant, also a related party, is currently sub-leasing through March 1997 approximately 1,650 square feet of office space and 3,400 square feet of warehouse space for approximately $1,700 per month.

ITEM 3. LEGAL PROCEEDINGS

        In July 1996, Separation Technology Systems, Inc. ("STS"), a wholly-owned subsidiary of the Company, filed a suit in the 61st Judicial District of Harris County, TX, seeking a declaratory judgment as to the construction of written agreements between STS and Harris-Forbes, Inc. and the status and relationship of the parties. Harris-Forbes, Inc. filed a counter-claim seeking the recovery of $540,000 for financial consulting services alleged to have been performed under one of the agreements plus interest, attorney's fees, and a motion seeking to have the dispute sent to arbitration. A hearing on the Harris-Forbes, Inc.'s motion to compel arbitration was postponed and has not been rescheduled. No trial date has yet been set by the court. No discovery has been propounded. The Company's counsel is unable to determine at the present time whether the Company will have any liability in this matter. The Company believes it has meritorious defenses and will vigorously defend its interests in this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock began active trading on September 23, 1993 and is quoted on the OTC Electronic Bulletin Board under the symbol "RCEM". On December 15, 1996, there were approximately 227 stockholders of record of the Common Stock of the Company.

        The following table sets forth the high and low bid prices for the Company's Common Stock, on the OTC Electronic Bulletin Board , for the quarter presented. The market for the Company's Common Stock is highly volatile and sporadic. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                        BID PRICES
                                                        ----------
        FISCAL YEAR 1995                           HIGH             LOW
        ----------------                           ----             ---
        First Quarter                           $   0.38        $   0.19
        Second Quarter                          $   0.44        $   0.19
        Third Quarter                           $   0.28        $   0.16
        Fourth Quarter                          $   0.28        $   0.15

        FISCAL YEAR 1996                            HIGH            LOW
        ----------------                            ----            ---
        First Quarter                           $   0.31        $   0.16
        Second Quarter                          $   0.16        $   0.12
        Third Quarter                           $   0.16        $   0.06
        Fourth Quarter                          $   0.16        $   0.13

        Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. The Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Company was organized in November 1992 and from inception through June 1, 1993, the Company was involved primarily with raising start-up capital. During May 1993, the Company entered into its first major contract at the FLTG Superfund Site in Crosby, TX. The majority of the Company's revenue for fiscal years 1993 and 1994 were derived from this single contract. The project for FLTG was successfully completed in October 1994. In November 1994, the Company began work for the Chevron refinery in Pascagoula, MS on a month to month contracting basis utilizing the Disc Tube system. Subsequently, in April 1995, a contract to continue providing this service to Chevron for a period of twelve months was finalized. In April 1996, Chevron and the Company negotiated a four year contract which will expire in 2000. The Company commenced providing services for Borden Chemical in June 1994. This work which involves catalyst removal has continued into fiscal year 1997 and involves certain know-how developed by employees of the Company that may be applicable to other customers. During the fiscal year ended 1996, the Company conducted testing and various service projects for other customers.

        In December 1994, the Company successfully completed a sale of a Disc Tube system to a landfill in Georgia for treating leachate. The Company believes that the technology is an excellent treatment system in this application. As this application is not exclusively specified within the license agreement with RSS, future sales for this application can only be pursued on a case by case basis with the approval of RSS. In January 1996, the Company gained two year right to act as the exclusive agent for RSS in the State of Arkansas where management believes that the economics and regulatory environment are appropriate for the application of this technology for landfill leachate treatment. In June 1996, the Company sold a leachate treatment system to a landfill in Arkansas as part of the development of this territory.

        Management's strategy is to pursue testing and service work that will produce future sales as well as technology advancements making the Disc Tube system applicable to a wider range of potential waste waters. Management is pursuing opportunities to present technical papers in the proper forums to gain recognition and stimulate interest among decision makers and industry professionals.

MANAGEMENT CHANGES

        In December 1995, Mr. Kenneth Miller informed the Board of Directors of his intent to resign from the Company as an employee, officer and director. This resignation was effective January 31, 1996. Mr. Miller entered into a 12 month consulting agreement with the Company whereby the Company has access to Mr. Miller's services, on an as needed basis. To date these services have not been required. Following Mr. Miller's resignation, the Board of Directors employed Mr. Erick Neuman as President and CEO effective January 1, 1996. The transitional period caused by this management change did adversely impact the results of operations for the current year and therefore management does not believe that these results are indicative of results of operations to be achieved in future periods.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated certain items in the Consolidated Statement of Operations and the percentages of the total revenues such items represent and the percentage increase or decrease in such items for the years indicated.

                                                                 Percentage
                                 YEAR ENDED SEPTEMBER 30,    INCREASE/(DECREASE)
                                   1996         1995          1996 VS. 1995
                                   ----         ----          -------------
Revenues                           100%         100%               (20%)
Cost of sales                       78           75                (16)
Gross profit                        22           25                (31)
Selling, general and
     administrative expenses       106          117                (28)
Operating loss                     (85)        (110)               (39)
Interest expense                  (0.7)        (0.4)                66
Net loss                           (85)        (110)               (38)


TWELVE MONTHS ENDED SEPTEMBER 30, 1996 ("FISCAL 1996") COMPARED WITH TWELVE MONTHS ENDED SEPTEMBER 30, 1995 ("FISCAL 1995")

        REVENUES. Revenues were $1,247,320 in Fiscal 1996 as compared to $1,554,611 in Fiscal 1995 representing a decrease of 20%. Revenues derived from service contracts totaled $1,051,585 in Fiscal 1996 as compared to $1,402,077 in Fiscal 1995. Revenues from a property and equipment sale was $195,000 in Fiscal 1996 as compared to product sales of $152,534 in Fiscal 1995. During Fiscal 1996 and 1995, 75% and 70%, respectively, of the Company's revenues were derived from two customers (Chevron and Borden Chemical). During Fiscal 1996, approximately $17,000 of service contract revenues were attributable to pilot testing revenues as compared to approximately $173,000 in Fiscal 1995. The decrease in revenues was due mainly to customers delaying expenditures and lack of project backlog developed in Fiscal 1995. Management has made changes within the sales functions and has focused on creating a backlog of projects which are expected to begin to come into fruition in fiscal year 1997.

        GROSS PROFIT. Cost of sales related to service revenues for Fiscal 1996 totaled $744,540 of which $172,008 were non cash expenses of depreciation. This total represents a gross profit for service related activities of 26% of revenue as compared to 23% of revenue for Fiscal 1995. Cost of sales related to the sale of property and equipment was $199,026 for Fiscal 1996 compared to cost of product sales of $73,080 in Fiscal 1995. In Fiscal 1996, the Company incurred a loss on the sale of property and equipment of $4,026 as compared to a gross profit on product sales of $79,454 in Fiscal 1995. The loss on the sale of the equipment was a noncash expense as the system that was sold was a spare system that had been previously used by the Company for providing testing services.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were reduced by 28% and totaled $1,321,811 for Fiscal 1996, compared with a total of $1,825,230 in Fiscal 1995. Non cash related expenses comprised of depreciation and amortization were $503,942 for Fiscal 1996 compared to $768,323 in Fiscal 1995. Cash expenses decreased to $817,869 in Fiscal 1996 from $1,056,907 in Fiscal 1995. This decrease was attained through staff reductions and realignments as well as continued controls on expenses commensurate with the sales and marketing efforts of the Company during this period.

        The majority of the non cash expenses in Fiscal 1995 were amortization of certain intangible assets associated with the Lefco Environmental Technology, Inc. ("Lefco") Marketing Agreement and the Disc Tube Distribution Agreement. As a result of realizing no benefit during the previous two years of the Lefco Marketing Agreement, the Company took an additional charge of $279,773 during Fiscal 1995 to completely write-off this intangible asset. Amortization in Fiscal 1996 was completely associated with the Disc Tube Distribution Agreement.

        NET LOSS. The net loss decreased by 38% to $1,056,956 for Fiscal 1996, compared to a net loss of $1,713,937 in Fiscal 1995. The losses included various non cash expenses of $893,726 in Fiscal 1996 and $1,267,318 in Fiscal 1995. Cost controls which were instituted by new management during Fiscal 1996 effectively reduced operating expenses which reduced the net loss recorded in Fiscal 1996 even though revenues declined in Fiscal 1996 as compared to Fiscal 1995. The Company's focus for Fiscal 1997 is to increase revenues while continuing to restrain operating costs in order to generate operating cash flows for ongoing activities and investments.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1996, the Company had a working capital deficit of $232,541 and a quick ratio of 0.5 to 1.0 as compared to net working capital deficit of $372,945 and a quick ratio of 0.3 to 1.0 on September 30, 1995. Net cash used for operating activities during Fiscal 1996 was $284,820 as compared to $171,387 in Fiscal 1995. This increase has been impacted primarily from the conversion in Fiscal 1995 to a factoring agreement with Citizens Bank from which the Company receives cash for receivables at the time the invoice is issued which provided approximately $175,000 in additional cash flows during Fiscal 1996. Net cash used for the purchase of capital equipment during Fiscal 1996 was $0 as compared to $103,235 during Fiscal 1995. In Fiscal 1995 investment in equipment additions were made on an as needed basis for individual projects. In Fiscal 1996, the sale of the leachate treatment system provided $195,000 in cash. This unit had previously been used by the Company as testing equipment which generated revenue in prior reporting periods. The Company realized a loss of $4,026 on the sale of the system.

        During the fiscal year ended September 30, 1996, financing activities provided net cash of $161,980 compared with $301,293 in the previous year. To date, the Company has not generated sufficient internal cash flow to fund operations and to satisfy the debt obligations to Rochem AG and Lefco. In January 1996, the Company entered into an agreement with Rochem AG whereby Rochem AG converted the principal amount of its January 1995 $50,000 loan into 500,000 shares of Company Common Stock, purchased an additional 500,000 shares of Company common stock for $50,000, and agreed to provide the Company a $100,000 credit facility to meet working capital needs during Fiscal 1996. Through this credit facility, Fluid Separation Systems, an affiliate of Rochem AG, loaned the Company $25,000 in December 1995, $50,000 in February 1996 and $25,000 in July 1996. On January 31, 1996, the Company used the proceeds of these transactions to retire a $50,000 loan from Citizens Bank. In December 1996, Fluid Separation Systems granted a six month extension to the maturity date and waived interest payments until the maturity date of the loan. The loans bear interest of prime plus 2% for the December 1995 loan and 10% for the February and July 1996 loans and are due June 1997, July 1997 and December 1997, respectively.

        Additionally, in January 1996, Lefco agreed to convert its January 1995 $50,000 loan into 500,000 shares of Company common stock and provided a $50,000 credit facility to be utilized by the Company to meet working capital needs during the 1996 fiscal year. In September 1996, the Company exercised the $50,000 credit facility with Lefco. The credit facility provided for monthly payments of $1,062.35, including interest, for eleven months with final payment due on September 20, 1997.

        Furthermore, in January 1996, the Company agreed with RSS to convert approximately $100,000 of accounts payable due to RSS into 1,000,000 shares of Company common stock. In addition, the Company obtained the rights to buy equipment and modules directly from Rochem AG at a preferred price and the right to become the exclusive agent for RSS for applications utilizing the leachate and desalination systems in the State of Arkansas. In January 1996, the Company agreed with GH Venture Group to terminate its consultant service agreement and in connection therewith convert the outstanding accounts payable to GH Venture Group into 500,000 shares of the Company Common Stock and $5,000 cash.

        Management believes that cash flow from operations will be sufficient to fund operations for the remainder of the 1997 fiscal year. The Company has created a backlog of projects that are expected to produce cash sufficient to meet working capital needs. Because the timing of these projects cannot be controlled, the Company is evaluating and exploring other financing alternatives. With the four year extension of the contract with Chevron, the Company is considering financing part or all the equipment to generate sufficient financing to reduce expenses related to rental of equipment and the factoring of receivables.

        In the event additional funding is required, the Company will consider other alternatives such as joint ventures, equity investors, venture capital groups, institutions, issuance of convertible or subordinated debt or a form of business combination. Should the need arise for the use of any of these methods to raise capital, there can be no assurances that any of these will be available to the Company. As a result of these liquidity issues the Report of Independent Accountants includes an emphasis of matter paragraph concerning the Company's ability to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

        Financial statements included on pages 19 to 35.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 9. DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

        This information is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission ("Commission") not later than 120 days after the end of the Company's fiscal year covered by this Form 10-KSB.

ITEM 10.       EXECUTIVE COMPENSATION

        This information is incorporated by reference to the Company's definitive proxy statement to be filed with the Commission not later than 120 days after the end of the Company's fiscal year covered by this Form 10-KSB.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

        This information is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to with the Commission not later than 120 days after the end of the Company's fiscal year covered by this Form 10-KSB.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
        This information is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to with the Commission not later than 120 days after the end of the Company's fiscal year covered by this Form 10-KSB.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K
        (a)    The following exhibits are incorporated by reference thereto:

        Exhibit
        Number        Identification Of Exhibit
        ------        -------------------------
        2.1(1)        -      Reorganization Agreement
        3.1(2)        -      Amended and Restated Articles of Incorporation
        3.2(5)        -      Bylaws
        4.1(5)        -      Common Stock Specimen
        4.2(4)        -      Certificate of Designation of Preferences, Rights
                             and Limitations of Series A Preferred Stock
        4.3(4)        -      Certificate of Designation of Preferences, Rights
                             and Limitations of Series B Preferred Stock
        10.1(2)       -      Distributor Agreement
        10.2(4)       -      Asset Purchase Agreement
        10.3(2)       -      Term Sheet
        10.4(6)       -      Facilities Lease Agreement
        10.5(6)       -      Termination Agreement Between Company and GH
                             Venture Group
        10.6(6)       -      Agreement Between Company and Lefco Environmental
                             Technology, Inc.

        10.7(6)       -      Agreement Between Company and Rochem Separation
                             Systems, Inc.
        10.8(6)       -      Agreement Between Company and Rochem AG
        16.1(3)       -      Letter regarding change in certifying accountant
        16.2(3)       -      Letter regarding change in certifying accountant
--------------
    (1)     Previously filed as an exhibit on Form 8-K dated July 20, 1993.
    (2)     Previously filed as an exhibit on Form 8-K dated September 30, 1993.
    (3)     Previously filed as an exhibit on Form 8-K dated November 5, 1993.
    (4)     Previously filed as an exhibit on Form 8-K dated November 19, 1993.
    (5)     Previously filed as an exhibit on Form 8-A dated January 13, 1994.
    (6)     Previously filed as an exhibit on Form 10-KSB for the fiscal year ended September 30, 1995.

        (b) No Reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of fiscal year 1996.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

        Report of Independent Accountants . . . . . . . . . . . . . . . . . . 20

        Consolidated Balance Sheet as of September 30, 1996 and 1995. . . . . 21

        Consolidated Statement of Operations
               for the years ended September 30, 1996 and 1995. . . . . . . . 22

        Consolidated Statement of Stockholders' Equity
               for the years ended September 30, 1996 and 1995. . . . . . . . 23

        Consolidated Statement of Cash Flows
               for the years ended September 30, 1996 and 1995. . . . . . . . 24

        Notes to Consolidated Financial Statements. . . . . . . . . . . . . . 25

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders,
     Rochem Environmental, Inc.

We have audited the consolidated balance sheet of Rochem Environmental, Inc. and subsidiary as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rochem Environmental, Inc. and subsidiary as of September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                   Coopers & Lybrand LLP

January 3, 1997
Houston, Texas

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                       AS OF SEPTEMBER 30, 1996 AND 1995

                                                                   1996            1995
                                                               ------------    -----------
         ASSETS
Current assets:
        Cash and cash equivalents                              $    151,079    $    78,919
        Restricted cash                                              23,348         35,327
        Trade accounts receivable                                     7,141         21,065
        Prepaid expenses                                             44,509         51,769
                                                               ------------    -----------
                Total current assets                                226,077        187,080

Inventory                                                           197,576        204,263
Property and equipment, net                                       1,190,238      1,690,801
Intangible assets, net                                            4,525,415      4,902,752
Other assets                                                         31,556         25,579
                                                               ------------    -----------
                Total assets                                   $  6,170,862    $ 7,010,475
                                                               ============    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Notes payable to bank                                  $          0    $    50,000
        Notes payable to related parties                            150,000        100,000
        Accounts payable                                            212,775        168,025
        Accrued expenses                                             65,820         76,075
        Payable to related parties                                   30,023        165,925
                                                               ------------    -----------
                Total current liabilities                           458,618        560,025
Commitments and Contingencies (Note 7 and 17)
Stockholders' equity:
        Common  stock, $.001 par value, 50,000,000
                shares authorized, 18,834,751 and
                15,834,751 issued and outstanding
                at September 30, 1996 and 1995, respectively         18,835         15,835
        Preferred stock, no par value, 10,000,000 shares
                authorized, none outstanding
        Additional paid-in capital                               10,265,180      9,949,430
        Accumulated deficit                                      (4,571,771)    (3,514,815)
                                                               ------------    -----------
                Total stockholders' equity                        5,712,244      6,450,450
                                                               ------------    -----------
                Total liabilities and stockholders' equity     $  6,170,862    $ 7,010,475
                                                               ============    ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                                       1996            1995
                                                   ------------    ------------
Revenues:
  Service                                          $  1,052,320    $  1,402,077
  Product Sales                                            --           152,534
  Property and Equipment Sale                           195,000            --
                                                   ------------    ------------
       Total income                                   1,247,320       1,554,611

Cost of sales:
   Service                                              774,540       1,085,097
   Product Sales                                           --            73,080
   Property and Equipment Sale, net of
      accumulated depreciation                          199,026            --
                                                   ------------    ------------
      Total cost of sales                               973,566       1,158,177
                                                   ------------    ------------
Gross profit                                            273,754         396,434

Selling, general and administrative expenses:
   Depreciation and amortization expense                503,942         768,323
   Other expenses                                       817,869       1,056,907
                                                   ------------    ------------
      Total selling, general and
      administrative expenses                         1,321,811       1,825,230
Impairment of intangible assets                            --           279,773
Interest expense (income), net                            8,899           5,368
                                                   ------------    ------------
    Net loss                                         (1,056,956)     (1,713,937)
                                                   ------------    ------------
   Net loss per share                              ($      0.06)   ($      0.11)
                                                   ============    ============
Weighted average shares outstanding                  18,078,587      14,917,491
                                                   ============    ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                                        Additional
                                      Common Stock        Paid-In     Accumulated
                                   Shares      Amount     Capital       Deficit         Total
                                 ----------   -------   -----------   -----------    -----------
Balance, September 30, 1994      14,634,751   $14,635   $ 9,764,010   ($1,800,878)   $ 7,977,767

Private placement of common
  stock for cash, net             1,200,000     1,200       185,300          --          186,500
Warrants issued                        --        --             120          --              120
Net loss                               --        --            --     ($1,713,937)   ($1,713,937)
                                 ----------   -------   -----------   -----------    -----------
Balance, September 30, 1995      15,834,751   $15,835   $ 9,949,430   ($3,514,815)   $ 6,450,450

Private placement of common
  stock for cash                    500,000       500        49,500          --           50,000

Conversion of Rochem AG
  loan payable to common stock      500,000       500        49,500          --           50,000

Conversion of Lefco loan
 payable to common stock            500,000       500        49,500          --           50,000

Conversion of RSS accounts
 payable to common stock          1,000,000     1,000        99,000          --          100,000

Conversion of GH accounts
 payable to common stock            500,000       500        49,500          --           50,000

Compensation cost recorded
 for stock warrants                    --        --          18,750          --           18,750

Net Loss                               --        --            --      (1,056,956)    (1,056,956)
                                 ----------   -------   -----------   -----------    -----------
Balance, September 30, 1996      18,834,751   $18,835   $10,265,180   ($4,571,771)   $ 5,712,244
                                 ==========   =======   ===========   ===========    ===========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                                            1996           1995
                                                         -----------    -----------
Cash flows from operating activities:
Net loss                                                 ($1,056,956)   ($1,713,937)
        Adjustments to reconcile net loss to net
        cash used in operating activities:
                Depreciation and amortization                675,950        928,913
                Compensation element of stock warrants        18,750           --
                Impairment of intangible assets                 --          279,773
                Loss on disposal of equipment                  6,948         58,632
        Changes in assets and liabilities:
                Trade accounts receivable                     13,924        174,648
                Prepaid expenses                               7,260         21,014
                Inventory                                      6,687        (13,734)
                Other assets                                  (5,975)        30,588
                Accounts payable                              44,750         53,592
                Accrued expenses                              10,255        (13,022)
                Payable to related party                      14,098         97,725
                Deferred revenue                                --          (75,579)
                                                         -----------    -----------
Net cash used in operating activities                       (284,819)      (171,387)
                                                         -----------    -----------
Cash flows from investing activities:
                Capital expenditures                            --         (103,235)
                Proceeds from sale of equipment              195,000           --
                                                         -----------    -----------
Net cash provided by (used in) investing activities          195,000       (103,235)
                                                         -----------    -----------
Cash flows from financing activities:
               Decrease (increase) in restricted cash         11,979        (35,327)
               Proceeds from sale of common stock, net        50,000        186,500
               Proceeds from issuance of warrants               --              120
               Proceeds from loans                           150,000        150,000
               Payment on loans                              (50,000)          --
                                                         -----------    -----------
Net cash flows provided by financing activities              161,979        301,293
                                                         -----------    -----------
Net increase in cash and cash equivalents                     72,160         26,671
Cash and cash equivalents beginning of year                   78,919         52,248
                                                         -----------    -----------
Cash and cash equivalents end of year                    $   151,079    $    78,919
                                                         ===========    ===========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS

1)      ORGANIZATION:
        Rochem Environmental, Inc. (the "Company"), and its wholly-owned subsidiary, Separation Technology Systems, Inc. ("STS"), are engaged primarily in the business of providing industrial waste water treatment services and equipment to companies in the refining, petrochemical, oil and gas production and related industries. Patented technology licensed through a distributor agreement from Rochem Separation Systems, Inc. gives the Company exclusive rights to market this product to these industries in the 48 contiguous States and in other areas outside the United States on a case by case basis. The patented technology licensed by the Company is based on the recovery of clean water and valuable products using membrane separation technology. The Company currently markets reverse osmosis, nanofiltration and ultrafiltration membrane separation systems. Target applications have been the use of the patented technology to recover purified water for discharge or reuse from waste waters, process waters and ground waters.

        In November 1992, STS, a Texas corporation, began operating in Texas and Louisiana with patented technology licensed exclusively from Rochem Separation Systems, Inc. ("RSS"), a wholly-owned subsidiary of Rochem AG. Effective July 20, 1993, Radon International, Inc. ("Radon"), a publicly traded corporate shell incorporated in Utah in 1984, acquired all of the outstanding capital stock of STS. In connection with the acquisition, all of the officers and directors of Radon resigned and were replaced by the officers and directors of STS. In September 1993, Radon changed its name to Rochem Environmental, Inc. For accounting purposes, the acquisition of STS by Radon was treated as a reverse acquisition resulting in a recapitalization of STS. Although the Company, formerly Radon, has been a Registrant of the Securities and Exchange Commission for many years, the financial information included in these financial statements reflect only the activity of STS since its inception on November 1, 1992. Pro forma information giving effect to the acquisition is not considered necessary as the reverse acquisition is essentially a capital stock transaction rather than a business combination.

        At September 30, 1996, the Argentaurum SA, an affiliate of Rochem AG and RSS owned approximately 47.9% of the outstanding stock of the Company. Another 10.6% of the outstanding stock of the Company is owned by Lefco Environmental Technology, Inc. and its related parties.

2)      SUMMARY OF SIGNIFICANT ESTIMATES AND ACCOUNTING POLICIES:

        MANAGEMENT'S ESTIMATES:
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The Company's largest significant estimate in the financial statements is the valuation of the intangible asset related to the distributor agreement. The Company is depreciating this intangible asset over the agreements life using the straight-line method. Despite recurring losses, the management believes that it is at least reasonably possible, by its estimation, to recover the value of this asset from future cash flows. Management's estimates are based on the continuing success of the technology in Europe, the existing and growing needs for membrane separation technology in the US and the sales and marketing efforts of the Company. However, management's estimates of future cash flows is subject to change and any reductions in these estimated cash flows could materially reduce the carrying value of the intangible asset.

        PRINCIPLES OF CONSOLIDATION:
        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, STS. Significant intercompany accounts and transactions have been eliminated upon consolidation.

        CASH AND CASH EQUIVALENTS:
        The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

        INVENTORY:
        Inventory is primarily comprised of work in progress and related component parts and supplies held for use in the assembly of equipment or the operation of the Company. These component parts and supplies are stated at the lower of cost or market and are accounted for on the specific identification method.

        PROPERTY AND EQUIPMENT:
        Property and equipment are carried at cost and are depreciated using estimated service lives, which range from three to ten years. Depreciation is computed using the straight-line method. Repairs and maintenance costs are charged against income and betterments are capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing the costs and accumulated depreciation accounts with any resulting gain or loss reflected in income.

        INTANGIBLE ASSETS:
        Intangible assets consist of a distributor agreement (see Note 13) and organization costs. These assets are carried at cost and amortized on a straight-line basis over their estimated useful lives of fifteen years and five years, respectively.

        REVENUE RECOGNITION:
        The Company offers its waste water treatment equipment for use in service projects, for sale or lease. The associated revenues are either recognized upon performance of the services, the shipment of the related product or over the terms of the related lease contract.

        LOSS PER SHARE:
        The computation of loss per share is based on the weighted average number of shares outstanding during the period.

        INCOME TAXES:
        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end. The Company provides a valuation allowance to reduce deferred tax assets to their estimated net realizable value.

        VALUATION OF LONG-LIVED ASSETS:
        The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and reviews long-lived assets and intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management estimates the future cash flows resulting from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset as determined by quoted market prices when available, or the present value of the expected future cash flows.

        FAIR VALUE OF FINANCIAL INSTRUMENTS:
        The carrying amounts of cash and cash equivalents, and notes payable approximates fair value because of the short-term maturity of these instruments.

3)      INVENTORY:
        Inventory at September 30, 1996 and 1995 consisted of the following:

                                              1996       1995
                                            --------   --------
                Stores inventory            $  1,470   $  8,472
                Work-in-process                 --      124,906
                Component parts inventory    196,106     70,885
                                            --------   --------
                                            $197,576   $204,263
                                            ========   ========

4)      PROPERTY AND EQUIPMENT:

        Property and equipment at September 30, 1996 and 1995 consisted of the following:

                                              1996           1995
                                          -----------    -----------
          Testing equipment               $   691,713    $   960,167
          Operating equipment               1,235,271      1,235,271
          Leasehold improvements               24,724         24,724
          Other                                52,085         56,526
                                          -----------    -----------
                                            2,003,793      2,276,688
          Less accumulated depreciation      (813,555)      (585,887)
                                          -----------    -----------
                                          $ 1,190,238    $ 1,690,801
                                          ===========    ===========

        The Company utilizes test equipment for the demonstration of the patented technology for customers to evaluate the performance of the systems. The use and sale of this equipment generated revenues of $201,453 and $173,064 for the years ended September 30, 1996 and 1995, respectively.

        Depreciation expense was $298,614 and $298,838 for the years ended September 30, 1996 and 1995, respectively.

        In January 1995, the Company entered into an equipment swap with RSS whereby an idle specialized high pressure unit with a net book value of approximately $250,000 was returned for a similar low pressure unit of equal value which management believes is more versatile and more readily marketable. No gain or loss resulted from this exchange for financial reporting purposes.

        In June 1996, the Company sold a Disc Tube System to an Arkansas landfill for $195,000. This unit had previously been used by the Company as testing equipment which generated revenue in prior reporting periods. The Company realized a loss of $4,026 on the sale of the system.

5)      INTANGIBLE ASSETS AND RELATED IMPAIRMENT:

        Intangible assets at September 30, 1996 and 1995 consisted of the following:

                                            1996           1995
                                        -----------    -----------
             Distributor agreement      $ 5,657,240    $ 5,657,240
             Organization costs               1,000          1,000
                                        -----------    -----------
                                          5,658,240      5,658,240
             Accumulated amortization    (1,132,825)      (755,488)
                                        -----------    -----------
                                        $ 4,525,415    $ 4,902,752
                                        ===========    ===========

        The distributor agreement is being amortized over a 15 year period. A marketing agreement with Lefco Environmental Technology, Inc. ("Lefco") had not yielded significant revenues during the year ended September 30, 1995 and management did not anticipate significant future revenues being derived during the remaining term of the agreement. Therefore, the unamortized balance of this asset, in the amount of $279,773, was expensed during the year ended September 30, 1995.

6)      NOTES PAYABLE:
        In January 1995, the Company entered into a $50,000 loan facility with Rochem AG, and a $50,000 loan facility with Lefco, to be utilized for working capital. In April 1995, the Company secured a $50,000 loan from Citizens Bank, guaranteed by Rochem AG. The Rochem AG and Lefco credit facilities provided for interest only payments through the 12 month term, bore interest at a rate of prime plus 2% (10.75% at September 30, 1995) and matured on January 11, 1996. These loans were collateralized by certain Company equipment. The loan with Citizen's Bank was also a 12 month term loan requiring interest only payments until the loan matured on April 13, 1996. Interest on this loan was charged at the prime rate established by Citizen's Bank which at September 30, 1995 was approximately 9%.

        In January 1996, the Company entered into an agreement with Rochem AG whereby Rochem AG converted the principal amount of its January 1995, $50,000 loan into 500,000 shares of Company Common Stock, purchased an additional 500,000 shares of Company common stock for $50,000, and agreed to provide the Company a $100,000 credit facility to meet working capital needs during the 1996 fiscal year. Through this credit facility, Fluid Separation Systems, an affiliate of Rochem AG, loaned the Company $25,000 in December 1995, $50,000 in February, 1996, and $25,000 in July
        1996. On January 31, 1996, the $50,000 loan from Citizens Bank was paid in full and the Rochem AG letter of credit was released. In December 1996, Fluid Separation Systems granted a six month extension to the maturity date and waived interest payments until the maturity date of the loan. The loans bear interest of prime plus 2% (10.25 at September 30, 1996) for the December 1995 loan and 10% for the January and June 1996 loans and are due June 1997, July 1997 and December 1997, respectively. The $25,000 loan obtained in December 1995 is collateralized by certain Company equipment.

        Additionally, in January 1996, Lefco agreed to convert its January 1995, $50,000 loan into 500,000 shares of Company Common Stock and provided a $50,000 credit facility to be utilized by the Company to meet working capital needs. In September 1996, the Company exercised the $50,000 credit facility with Lefco. The credit facility provided for monthly payments of $1,062.35, including interest at a rate of 10.5%, for eleven months with final payment due on September 20, 1997. This credit facility is collateralized by certain Company equipment.

        Furthermore, in January 1996, the Company agreed with Rochem Separation Systems ("RSS") to convert approximately $100,000 of accounts payable due to RSS into 1,000,000 shares of Company Common Stock. In addition, the Company obtained the rights to buy equipment and modules directly from Fluid Separation Systems at a preferred price and the right to become the exclusive agent for RSS for applications utilizing the leachate and desalination systems in the State of Arkansas. Also in January 1996, the Company agreed with GH Venture Group to terminate its consultant service agreement and in connection therewith convert the outstanding payable of $50,000 into 500,000 shares of the Company Common Stock and $5,000 cash.

7)      COMMITMENTS AND CONTINGENCIES:
        The Company has employment agreements with certain employees. These agreements range from one to four years and are renewable at the option of the Company. The agreements provide for salary continuation for a specified period of months under certain circumstances. As of September 30, 1996, the aggregate commitment for future salaries is approximately $550,000 over a four year period. As of September 30, 1995 the aggregate commitment for future salaries was $194,000 over a period of one year.

        STS, is currently in litigation over a claim for transaction fees totaling $540,000 made by Harris-Forbes, Inc. The claim stems from an agreement for financial consulting services that was initiated in October, 1992 between STS and Harris-Forbes, Inc. and duly terminated in June 1993 by STS. STS has filed a Petition for Declaratory Judgment with the District Court of Harris County, Texas. No discovery has been conducted to date. The Company believes that STS has no contractual liabilities to Harris-Forbes and intends to vigorously defend its interest in this matter. However, no potential loss or range of potential loss is estimable at this time. An adverse outcome in this litigation could have a material impact to the Company's financial position and results of operations.

        The Company currently only purchases key components of the licensed technology from the licenser, RSS and Rochem AG, which has been fabricating these components since 1981. Although the components can be fabricated using available manufacturing techniques, a loss of this supplier could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

        The Company leases office space under an operating lease which expires in March 1997. Future minimum rental payments under this lease are $32,500 for 1997. Minimum payments have not been reduced by sublease rentals aggregating approximately $10,000 over the next year, under non-cancelable subleases with related parties (see Note 10).

        Building rental expense for the Company for the years ended September 30, 1996 and 1995 was approximately $23,050 (net of approximately $53,700 of sublease income) and $29,000 (net of approximately $48,000 of sublease revenues), respectively.

        The Company extended a limited warranty, for a period of one year, on the sale of the Disc Tube System (see Note 4). Management believes that no losses related to this warranty are probable of occuring and therefore no warranty provision has been recorded. However, it is reasonably possible that losses could occur but management believes that these losses, if any, would not have a material impact on the Company's financial position, results of operations, or cash flows.

8)      CONCENTRATION OF CREDIT RISK:
        The Company's services and equipment sales are currently concentrated with a few customers in the petroleum, chemical and environmental industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. All of the Company's cash and cash equivalents were deposited in one bank at September 30, 1996 and 1995. At times, such deposits may be in excess of the federally insured limits. Management has reviewed the credit worthiness of this financial institution and believes that any credit risk is minimal.

9)      INCOME TAXES:

        Deferred income taxes under SFAS No. 109, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 1996 and 1995 are as follows:

                                                1996           1995
                                            -----------    -----------
         Deferred tax assets
                 Net operating loss         $ 1,577,000    $ 1,225,000
                 Valuation allowance         (1,577,000)    (1,225,000)
                                            -----------    -----------
                 Total net deferred taxes   $         0    $         0
                                            ===========    ===========

        At September 30, 1996 and 1995, the Company had net operating loss carryforwards available to offset future taxable income of approximately $4,639,000 and $3,603,000 respectively. These amounts expire during the years 2008 through 2011. Under federal tax law, the amount and availability of loss carryforwards (and certain other tax attributes) are subject to a variety of interpretations and restrictive tests applicable to the Company and its subsidiaries. The utilization of such carryforwards could be limited or effectively lost upon certain changes in ownership. Accordingly, while the Company believes certain loss carryforwards are available to it, no assurance can be given concerning such loss carryforwards or whether such loss carryforwards will be available in the future.

10)     RELATED PARTY TRANSACTIONS:
        During the years ended September 30, 1996 and 1995, the Company purchased inventory from RSS totaling $29,366 and $145,000, respectively. The Company leased certain equipment to Lefco for $18,703 and $15,152 for the years ended 1996 and 1995, respectively.

        The Company leases certain vehicles from employees. Expenses under these leases were approximately $30,600 and $37,200 for the years ended September 30, 1996 and 1995, respectively. The Company also subleases office space to Lefco and Rochem Technical Services, Ltd. (see Note 7).

11)     CAPITAL STOCK TRANSACTIONS:
        In connection with a previous offering, 17,000 warrants were issued to the Company's placement agent. These warrants are exercisable through September 1998 at an exercise price of $1.80 per share of common stock. No warrants have been exercised to date.

        In November 1993, the Company entered into warrant agreements with two of its employees which grant the sale of 250,000 shares of common stock of an exercise price of $1 per share. No warrants have been exercised to date and were exercisable at September 30, 1996. The warrants expire in November and December 1998.

        In April 1994, the Company purchased from Lefco 150,000 shares of common stock for $150,000. These treasury shares were sold to an individual investor for $150,000 during April 1994.

        In July 1995, the Company sold a total of 1,200,000 shares of common stock at a price of $0.175 per share in a private placement transaction pursuant to Regulation S. Associated with this transaction, the Company issued warrants to the placement agents to purchase up to a total of 120,000 shares at an exercise price of $0.35 per share. These warrants expire July 7, 2000 and no warrants have been exercised to date.

        In January 1996, the Company entered into a five year employment agreement with Erick J. Neuman. As part of the agreement, Mr. Neuman was granted the following five year warrants: (i) one warrant to purchase a total of 250,000 shares at $0.001 per share provided that Mr. Neuman is employed with the Company on December 31, 1996: (ii) a warrant to purchase a total of 250,000 shares at $0.001 per share which vest 25% per calendar quarter of fiscal year 1997 provided that Mr. Neuman is employed by the Company on these dates; (iii) a warrant to purchase 250,000 shares at $0.10 per share which vest based upon the Company attaining certain financial goals; and (iv) a warrant to purchase 250,000 shares at $0.25 per share which vest based upon the Company attaining certain financial goals. These warrants are effective January 1, 1996 and expire on December 31, 2000. At September 30,1996 no warrants were exercisable.

        Additionally in January 1996, the Company exchanged 3,000,000 shares of common stock (see Note 6) for $300,000 in debt, credit facilities of $150,000 and additional technology marketing rights.

12)     FACTORING ARRANGEMENT:
        On June 23, 1995 the Company entered into a factoring arrangement with Citizen's Bank to factor the Company's receivables. Under the factoring arrangement, Citizen's Bank purchases the Company's receivables at a discount of 1.93%. As a result, the Company receives cash for these receivables at the time the invoice is issued to the customer. Under the terms of the factoring arrangement, Citizen's Bank retains 10% of the total invoice amount in a reserve bank account until the customer pays the invoice. This account is maintained by the bank under the Company's name and has been accounted for as restricted cash. In the event a customer defaults on an invoice, the Company is required to repay the bank the cash it was advanced for that particular invoice. To assure repayment in the event of default on an invoice, the Company obtained a $275,000 line of credit with the bank which can be initiated only in the event of non payment of an invoice. Substantially all of the Company's property and equipment is pledged as collateral for this agreement. The initial six month term of the factoring arrangement with Citizen's Bank expired on December 20, 1995. The agreement has been extended to March 20, 1997. For accounting purposes, the receivables are considered sold at the time cash is received by the Company from Citizen's Bank.

        Total proceeds to the Company from the factoring of receivables during the years ended September 30, 1996 and September 30, 1995 was approximately $437,000 and

        $1,034,530 respectively. Of this amount, $23,348 was held in the reserve account and thereby restricted at September 30, 1996. Approximately $233,300 of receivables factored during 1996 were unpaid at September 30, 1996, of that amount $13,475 remain unpaid at December 8, 1996. No balance is outstanding on the related line of credit at September 30, 1996.

13)     DISTRIBUTOR AGREEMENT:
        In December 1992, STS entered into a five-year distributor agreement with RSS which included a five year extension solely at the option of the Company, whereby STS purchased the exclusive rights to distribute RSS's waste water treatment systems and related equipment and services for all petroleum based waste water applications in Texas and Louisiana. This distributor agreement included significant minimum purchase requirements by the Company and involved the option for RSS to cancel the agreement in the event these minimum purchase requirements were not met. In exchange for these distribution rights, STS issued to RSS 875,000 shares of its common stock, valued at management's estimate of the fair value of the rights under the agreement. In October 1993, the Company entered into a distributor agreement which includes all forty-eight (48) contiguous United States in the Company's distribution territory. Also, the terms of the agreement were extended to 10 years which included a five year extension solely at the option of the Company and eliminated all previous minimum purchase requirements. The Company created, authorized and issued 1,000,000 shares of preferred stock designated as "Series A Preferred Stock" as payment for extended territorial rights. As a result of this transaction, the Company recorded the additional territorial rights at their estimated fair value of $5,648,490 which is being amortized over the fifteen year life of the agreement. Pursuant to the terms of the "Series A Preferred Stock", all of such shares were converted during December 1993 into 5,764,714 shares of Company common stock.

        In January 1996, the Company gained the right to buy equipment and modules directly from the Rochem Group at an increased discount. Additionally in January 1996, the Company gained the right to be the exclusive agent for RSS for applications utilizing the leachate and desalination systems in the State of Arkansas for a period of two years.

14)     SUPPLEMENTAL CASH FLOW INFORMATION:
        In January 1996, the Company exchanged 3,000,000 shares of common stock (see Note 6) for $300,000 in debt, credit facilities of $150,000 and additional technology marketing rights.

        For the year ended September 30,1995, property and equipment additions included approximately $81,600 of non-cash additions reclassified from inventory and approximately $68,200 of non-cash additions included in related party payables.

        The Company paid $32,208 and $5,368 in interest for the years ended September 30, 1996 and 1995, respectively. The Company paid no income taxes for the years ended September 30, 1996 and 1995, respectively.

15)     SIGNIFICANT CUSTOMERS:
        During the years ended September 30, 1996 and 1995, the Company had sales (service contracts) to two customers comprising approximately 75% and 70% of the Company's revenue, respectively. Loss of either of these customers would have a material adverse impact on the Company's financial position and results of operations.

16)     LIQUIDITY
        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
        Note 6, the Company has exercised loan facilities for $150,000 of which $125,000 is due and payable within fiscal 1997. The Company had a working capital deficit of $232,541 at September 30, 1996. The Company is currently in negotiations for several contracts that the Company believes will generate sufficient cash flows to fund operations and meet working capital needs during fiscal year 1997 (see Note 17). Because the timing of these contracts cannot be controlled, the Company is evaluating and exploring other financing alternatives. The Company obtained a four year extension of the contract with Chevron and the Company is considering financing part or all the equipment associated with the project to generate sufficient financing to provide working capital and reduce expenses related to rental of equipment and the factoring of receivables.

        In the event additional funding is required, the Company will consider alternatives to do so through a combination of efforts or methods including additional extensions on its notes payable, joint ventures, equity investors, venture capital groups, institutions, issuance of convertible or subordinated debt or a form of business combinations. Should the need arise for the use of any of these methods to raise capital, there can be no assurances that any of these alternatives will be available to the Company.

17)     SUBSEQUENT EVENT:
        In December 1996, the Company has executed a letter of intent with a company for the lease/purchase of a 75-125 gallon per minute system to be used for industrial wastewater treatment. The Company is negotiating a second letter of intent for the supply of membrane modules to another company for the recovery of high-grade products from low-grade process residuals. The terms of these agreements are contingent on the customers obtaining the necessary financing for the development and operation of the plants as well as performance guarantees and warrantees for the Rochem-supplied equipment.

        Additionally in December 1996, Fluid Separation Systems granted a six month extension to the maturity date of the notes payable. The notes of December 1995 ($25,000),

        January 1996 ($50,000) and June 1996 ($25,000) and are due June 1997,
        July 1997 and December 1997, respectively.

        In January 1997, Mr. Neuman exercised warrants to purchase 250,000 shares of common stock per Mr. Neuman's employment contract. (See Note
        11).

18)     RECENT ACCOUNTING PRONOUNCEMENTS:
        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, entitled "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS No. 123") in October 1995. Management has not yet determined whether it will use the disclosure of the compensation cost recognition methods of the new disclosure rules of SFAS No. 123 in fiscal year 1997.

        In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, entitled "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES". The Company will adopt this accounting standard in fiscal year 1997. Management has not yet determined the impact this new standard will have on the financial statements.

                                   SIGNATURES

        In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ROCHEM ENVIRONMENTAL, INC.

                                      By:    _____________________________
Dated:  January 15, 1997                     Erick Neuman
                                             President, Chief Executive Officer,
                                             Chief Financial Officer; Principal
                                             Accounting Officer; and Secretary

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

------------------------
William E. Bracken                  Director              January 15, 1997

------------------------
David A. LaMonica                   Director              January 15, 1997

------------------------
Philip LeFevre                      Director              January 15, 1997

                                  EXHIBIT INDEX

        (a)    The following exhibits are incorporated by reference thereto:

        Exhibit
        Number        Identification Of Exhibit
        ------        -------------------------
        2.1(1)        -      Reorganization Agreement
        3.1(2)        -      Amended and Restated Articles of Incorporation
        3.2(5)        -      Bylaws
        4.1(5)        -      Common Stock Specimen
        4.2(4)        -      Certificate of Designation of Preferences, Rights
                             and Limitations of Series A Preferred Stock
        4.3(4)        -      Certificate of Designation of Preferences, Rights
                             and Limitations of Series B Preferred Stock
        10.1(2)       -      Distributor Agreement
        10.2(4)       -      Asset Purchase Agreement
        10.3(2)       -      Term Sheet
        10.4(6)       -      Facilities Lease Agreement
        10.5(6)       -      Termination Agreement Between Company and GH
                             Venture Group
        10.6(6)       -      Agreement Between Company and Lefco Environmental
                             Technology, Inc.
        10.7(6)       -      Agreement Between Company and Rochem Separation
                             Systems, Inc.
        10.8(6)       -      Agreement Between Company and Rochem AG
        16.1(3)       -      Letter regarding change in certifying accountant
        16.2(3)       -      Letter regarding change in certifying accountant
--------------
    (1)     Previously filed as an exhibit on Form 8-K dated July 20, 1993.
    (2)     Previously filed as an exhibit on Form 8-K dated September 30, 1993.
    (3)     Previously filed as an exhibit on Form 8-K dated November 5, 1993.
    (4)     Previously filed as an exhibit on Form 8-K dated November 19, 1993.
    (5)     Previously filed as an exhibit on Form 8-A dated January 13, 1994.
    (6)     Previously filed as an exhibit on Form 10-KSB for the fiscal year ended September 30, 1995.