Form 10QSB
period 1996-12-31
ROCHEM ENVIRONMENTAL INC
filed 1997-02-14
CIK 759824

U.S. SECURITIES AND EXCHYANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1996.

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

                        Yes  [X]       No [ ]

      As of January 30, 1997, the registrant had 19,084,751 shares of Common Stock, par value $.001 per share, issued and outstanding.

      Transitional Small Business Disclosure Format.(Check one):

                        Yes [ ]        No [X]

                       ROCHEM ENVIRONMENTAL, INC.

                        FORM 10-QSB REPORT INDEX

10-QSB PART AND ITEM NO.

Part I      Financial Information

     Item 1. Financial Statements (Unaudited)

          Consolidated balance sheet as of December 31, 1996...................3

          Consolidated statement of operations for the three months ended
          December 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . .  . 4

          Consolidated statement of cash flows for the three months ended
          December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . 5

          Notes to consolidated financial statements . .  . . .. . . . . . . . 6

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .. . . . . . . . . . . 8


Part II     Other Information

     Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 10

     Item 2. Changes in Securities . . . . . . . . . . . . .  . . . . . . . . 10

     Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . .. . 10

     Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . 10

     Item 5. Other Information . . . . . . . . . . . . . . . . . .. . . . . . 10

     Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .. 10

     Signatures. . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . 12

               ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEET
                        AS OF DECEMBER 31, 1996
                              (Unaudited)

       ASSETS
Current assets:
  Cash and cash equivalents ..................................     $     88,198
  Restricted cash ............................................           13,156
  Trade accounts receivable ..................................            6,941
  Prepaid expenses ...........................................           27,818
                                                                   ------------
       Total current assets ..................................          136,113

Inventory ....................................................          197,576
  Property and equipment, net ................................        1,127,173
  Intangible assets, net .....................................        4,431,081
  Other assets ...............................................           31,736
                                                                   ------------
       Total assets ..........................................     $  5,923,679
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................................     $    188,771
  Accrued expenses ...........................................           32,543
  Notes Payable ..............................................             --
  Payable to related parties .................................           31,641
  Notes payable to related parties ...........................          150,000
                                                                   ------------
    Total current liabilities ................................          402,955

Stockholders' equity:
  Common stock, $.001 par value, 50,000,000
    shares authorized, 18,834,751  issued and
    outstanding ..............................................           18,835
  Preferred stock, no par value, 10,000,000 shares
    authorized, none outstanding
  Additional paid-in capital .................................       10,271,430
  Accumulated deficit ........................................       (4,769,541)
                                                                   ------------
  Total stockholders' equity .................................        5,520,724
                                                                   ------------
     Total liabilities and stockholders' equity ..............     $  5,923,679
                                                                   ============

     The accompanying notes are an integral part of the consolidated financial statements.

               ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)
                                                          Three months
                                                       ended December 31,
                                                   -----------------------------
                                                        1996           1995
                                                   ------------    -------------
Revenues:
  Service ......................................   $    242,262    $    206,559
  Product sales ................................           --             9,630
                                                   ------------    ------------
    Total revenues .............................        242,262         216,189

Cost of sales:
  Service ......................................        155,877         160,578
  Product sales ................................           --              --
                                                   ------------    ------------
    Total cost of sales ........................        155,877         160,578
                                                   ------------    ------------
Gross profit ...................................         86,385          55,611

  Selling, general and administrative expenses:
  Depreciation and amortization expense ........        120,653         128,123
  Other expenses ...............................        155,613         180,106
                                                   ------------    ------------
    Total selling, general and
     administrative expenses ...................        276,266         308,229

Interest expense, net ..........................          7,889           7,556
                                                   ------------    ------------

  Net loss .....................................       (197,770)       (260,174)
                                                   ------------    ------------
  Net loss applicable to common stock ..........   ($   197,770)   ($   260,174)
                                                   ============    ============
  Net loss per share ...........................   ($      0.01)   ($      0.02)
                                                   ============    ============
Weighted average shares outstanding ............     18,834,751      15,834,751
                                                   ============    ============

         The accompanying notes are an integral part of the consolidated financial statements.

               ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)
                                                           Three months ended
                                                              December 31,
                                                         ----------------------
                                                           1996          1995
                                                         ---------    ---------
Cash flows from operating activities:
Net loss .............................................   ($197,770)   ($260,174)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation and amortization ......................     157,399      171,475
  Compensation element of stock warrants .............       6,250
  Changes in assets and liabilities:
    Trade accounts receivable ........................         200        1,807
    Inventory ........................................           0         (615)
    Prepaid expenses .................................      16,690       15,310
    Other assets .....................................        (180)      (7,688)
    Accounts payable .................................     (24,004)      15,727
    Accrued expenses .................................     (33,276)     (37,072)
    Deferred revenues ................................           0       48,750
    Payable to related party .........................       1,618          (68)
                                                         ---------    ---------
Net cash (used in) provided by
  operating activities ...............................     (73,073)     (52,548)
                                                         ---------    ---------
Cash flows from investing activities:
    Capital expenditures .............................           0       (2,954)
                                                         ---------    ---------
  Net cash used in investing activities ..............           0       (2,954)
                                                         ---------    ---------
Cash flows from financing activities:
  Decrease in restricted cash ........................      10,192       19,680
  Proceeds from related party loan ...................           0       25,000
                                                         ---------    ---------
Net cash provided by financing activities ............      10,192       44,680

Net increase (decrease) in cash and cash equivalents .     (62,881)     (10,822)
Cash and cash equivalents beginning of period ........     151,079       78,919
                                                         ---------    ---------
Cash and cash equivalents end of period ..............   $  88,198    $  68,097
                                                         =========    =========
Supplemental disclosure of cash flow information:
  Interest paid ......................................   $   8,045    $   7,650
  Income tax paid ....................................           0            0

The accompanying notes are an integral part of the consolidated financial statements.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1. GENERAL:
   The accompanying consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. Please refer to the audited financial statements for the year ended September 30, 1996, for details of accounting policies and accounts.

2. SIGNIFICANT CUSTOMERS:
   The Company had sales constituting approximately 91% of revenue from one customer during the three months ended December 31, 1996. In December 1996, the Company executed a letter of intent with a company for the lease/purchase of a 75- 125 gallon per minute system to be used for industrial wastewater treatment. The terms of this agreement is contingent on the customer obtaining the necessary financing for the development and operation of the plant as well as performance guarantees and warrantees for the Rochem-supplied equipment.

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

4. NOTES PAYABLE:
   In December 1996, Fluid Separation Systems, an affiliate of Rochem AG, granted a six month extension to the maturity date of the December 1995 ($25,000), January 1996 ($50,000) and June 1996 ($25,000) notes payable and are due June 1997, July 1997 and December 1997, respectively. The loans bear interest of prime plus 2% for the December 1995 loan and 10% for the January and June 1996 loans.

5. SUBSEQUENT EVENT:
   In January 1997, Mr. Neuman exercised warrants to purchase 250,000 shares of common stock per Mr. Neuman's employment contract.

      Additionally, in February 1997, Fluid Separation Systems loaned the Company $50,000 to meet working capital needs. The loan bears interest at 10% and matures in February 1998.

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

The Company's consolidated revenues grew by 12% from $216,189 for the three months ended December 31, 1995, to $242,262 for the three months ended December 31, 1996. The increased revenue is due to increased service work for one of the Company's major customers during the three months ended December 31, 1996 as compared to the three months ended December 31, 1995.

The revenue generated by service activity continues to be driven by a narrow customer base evidenced by 91% of the three months ended December 31, 1996 revenue being provided by one customer.

Gross profit as a percent of revenue increased to 36% for the three months ended December 31, 1996 as compared to 26% for the three months ended December 31, 1995. The increase was achieved through operational efficiencies implemented over previous periods.

Selling, general and administrative expenses decreased from $308,229 to $276,266, of which approximately $128,123 and $120,653, respectively, were non cash expenses associated with amortization and depreciation. This decrease resulted primarily from a reduction in costs associated with personnel and related costs.

Interest expense increased from $7,556 for the three months ended December 31, 1995 to $7,889 for the three months ended December 31, 1996. This increase was due primarily to the interest expense associated with the factoring arrangement with Citizens Bank.

Net loss was reduced by 24% to $197,770 for the three months ended December 31, 1996 as a result of the improved gross profit and reductions in selling, general and administrative costs.

As of December 31, 1996, the Company had a total of 10 employees, 7 of whom were involved in field operations and testing, 1 devoted full time to sales activities and 2 involved in the general administrative and financial areas.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company had a working capital deficit of $266,842. Net cash used for operating activities during the three months ended December 31, 1996 was $73,073.

To date, the Company has not generated sufficient internal cash flow to fund operations and to satisfy the debt obligations to Fluid Separation Systems, an affiliate of Rochem AG. Through a $100,000 credit facility, Fluid Separation Systems loaned the Company $25,000 in December 1995, $50,000 in January 1996, and $25,000 in July 1996. In December 1996, Fluid Separation Systems granted a six month extension to the maturity date and waived interest payments until the maturity date of the loans. The loans bear interest of prime plus 2% for the December 1995 loan and 10% for the January and July 1996 loans and are due June 1997, July 1997 and December 1997, respectively. In February 1997, the Company entered into an additional loan agreement with Fluid Separation Systems for $50,000 that bears an interest of 10% and is due in February 1998.

Management believes that the cash flow from operations will be sufficient to fund operations for the remainder of the 1997 fiscal year. The Company has created a backlog of projects that are expected to produce cash to meet working capital needs. Because the timing of these projects cannot be controlled and delays have been experienced, the Company is evaluating and exploring other financing alternatives. With the four year extension of the contract with the Company's largest customer, the Company is considering financing part or all of the equipment to generate sufficient financing to reduce expense related to rental of equipment and the factoring of receivables. In the event additional funding is required, the Company will consider alternatives to do so through a combination of efforts or methods including joint ventures, equity investors, venture capital groups, institutions, issuance of convertible or subordinated debt or a form of business combinations. Should the need arise for the use of any of these methods to raise capital, there can be no assurances that any of these will be available to the Company.

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

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are incorporated by reference thereto:

  Exhibit
  NUMBER      IDENTIFICATION OF EXHIBIT

  2.1(1)      -     Reorganization Agreement

  3.1(2)      -     Amended and Restated Articles of Incorporation
  3.2(5)      -     Bylaws
  4.1(5)      -     Common Stock Specimen
  4.2(4)      -     Certificate of Designation of Preferences, Rights and
                    Limitations of Series A Preferred Stock
  4.3(4)      -     Certificate of Designation of Preferences, Rights and
                    Limitations of Series B Preferred Stock
  10.1(2)     -     Distributor Agreement
  10.2(4)     -     Asset Purchase Agreement
  10.3(2)     -     Term Sheet
  10.4(6)     -     Facilities Lease Agreement
  10.5(6)     -     Termination Agreement Between Company and GH
                    Venture Group
  10.6(6)     -     Agreement Between Company and Lefco Environmental
                    Technology, Inc.
  10.7(6)     -     Agreement Between Company and Rochem Separation
                    Systems, Inc.
  10.8(6)     -     Agreement Between Company and Rochem AG
  10.9(7)     -     Employment Agreement With Erick Neuman
  16.1(3)     -     Letter regarding change in certifying accountant
  16.2(3)     -     Letter regarding change in certifying accountant
--------------------
 (1)  Previously filed as an exhibit on Form 8-K dated July 20, 1993.
 (2) Previously filed as an exhibit on Form 8-K dated September 30, 1993.
 (3)  Previously filed as an exhibit on Form 8-K dated November 5, 1993.
 (4) Previously filed as an exhibit on Form 8-K dated November 19, 1993.
 (5)  Previously filed as an exhibit on Form 8-K dated January 13, 1994.
 (6) Previously filed as an exhibit on Form 10-KSB for the fiscal year ended September 30, 1995.
 (7) Previously filed as an exhibit on Form 10-KSB for the period ending December 31, 1995.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ROCHEM ENVIRONMENTAL, INC.
                                                      (Registrant)

Date:  February 14, 1997                  By: /s/ ERICK J. NEUMAN
                                          Erick J. Neuman, President;
                                          Secretary; Chief Executive Officer,
                                          Chief Financial Officer, and
Principal
                                          Accounting Officer

Date:  February 14, 1997                  By: /s/ WILLIAM E. BRACKEN
                                          William E. Bracken, Vice-President;