Form 10QSB
period 1997-03-31
ROCHEM ENVIRONMENTAL INC
filed 1997-05-15
CIK 759824

U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                             Yes    [X]           No   [ ]

        As of May 2, 1997, the registrant had 19,084751 shares of Common Stock, par value $.001 per share, issued and outstanding.

        Transitional Small Business Disclosure Format.(Check one):

                             Yes    [ ]           No   [X]

                              ROCHEM ENVIRONMENTAL, INC.

                               FORM 10-QSB REPORT INDEX

10-QSB PART AND ITEM NO.

Part I        Financial Information

       Item 1.     Financial Statements (Unaudited)

                   Consolidated balance sheet as of
                   March 31, 1997. . . . . . . . . . . . . . . . . . . . . 3

                   Consolidated statement of operations for the three
                   months ended March 31, 1997 and 1996 . . . . . . . . .  4

                   Consolidated statement of operations for the six
                   months ended March 31, 1997 and 1996. . . . . . . . . . 5

                   Consolidated statement of cash flows for the six
                   months ended March 31, 1997 and 1996. . . . . . . . . . 6

                   Notes to consolidated financial statements  . . . . . . 7

       Item 2.     Management's Discussion and Analysis of Financial

                   Condition and Results of Operations . . . . . . . . . . 8


Part II       Other Information

       Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . 9

       Item 2.     Changes in Securities . . . . . . . . . . . . . . . . .10
       Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . .11
       Item 4.     Submission of Matters to a Vote of Security Holders . .12
       Item 5.     Other Information . . . . . . . . . . . . . . . . . . .13
       Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . .14

       Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                       ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEET

                                 AS OF MARCH 31, 1997
                                      (Unaudited)

ASSETS
Current assets:
                   Cash and cash equivalents ....................  $     35,566
                   Restricted cash ..............................        18,162

                   Trade accounts receivable ....................       106,475
                   Prepaid expenses .............................        11,127
                                                                   ------------
                   Total current assets .........................       171,330

Inventory .......................................................       197,576
Property and equipment, net .....................................     1,116,499

Intangible assets, net ..........................................     4,336,748
Other assets ....................................................        31,986
                                                                   ------------
                       Total assets .............................  $  5,854,139
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:

                   Accounts payable .............................  $    205,254
                   Accrued expenses .............................        65,314

                   Payable to related parties ...................        32,597
                   Notes payable to related parties .............       200,000
                                                                   ------------
                      Total current liabilities .................       503,165

              Stockholders' equity:

                      Common stock, $.001 par value, 50,000,000
                      shares authorized, 19,084,751  issued and
                        outstanding .............................        19,085

               Preferred stock, no par value, 10,000,000 shares
                   authorized, none outstanding .................             0
                 Additional paid-in capital .....................    10,283,930
                 Accumulated deficit ............................    (4,952,041)
                                                                   ------------
                     Total stockholders' equity .................     5,350,974
                                                                   ------------
                     Total liabilities and stockholders' equity .  $  5,854,139
                                                                   ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF OPERATIONS

                                      (UNAUDITED)
                                                    Three months ended March 31,
                                                    ---------------------------
                                                         1997           1996
                                                    ------------   ------------
Revenues:
Service ..........................................  $    263,542   $    330,479
Product sales ....................................        93,157              0
                                                    ------------   ------------
        Total revenues ...........................       356,699        330,479

Cost of sales:

Service ..........................................       146,251        195,911
Product sales ....................................        41,954              0
                                                    ------------   ------------
              Total cost of sales ................       188,205        195,911
                                                    ------------   ------------
Gross profit .....................................       168,494        134,568

Selling, general and administrative expenses:

Depreciation and amortization expense ............       120,653        128,120
        Other expenses ...........................       219,165        246,284
                                                    ------------   ------------
       Total selling, general and
          administrative expenses ................       339,818        374,404

Interest expense, net ............................        11,176         11,509
                                                    ------------   ------------
       Net loss ..................................      (182,500)      (251,345)
                                                    ------------   ------------
             Net loss applicable to common stock .  ($   182,500)  ($   251,345)
                                                    ============   ============
    Net loss per share ...........................  ($      0.01)  ($      0.01)
                                                    ============   ============
        Weighted average shares outstanding ......    18,959,751     18,834,751
                                                    ============   ============
               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF OPERATIONS

                                      (Unaudited)
                                                   Six months ended March 31,
                                                  --------------------------
                                                       1997           1996
                                                  ------------   ------------
Revenues:
        Service ................................  $    505,804   $    537,038
        Product sales ..........................        93,157          9,630
                                                  ------------   ------------
        Total revenues .........................       598,961        546,668

        Cost of sales:

        Service ................................       302,128        356,490
        Product sales ..........................        41,954              0
                                                  ------------   ------------
              Total cost of sales ..............       344,082        356,490
                                                  ------------   ------------
          Gross profit .........................       254,879        190,178

Selling, general and administrative expenses:

        Depreciation and amortization expense ..       241,306        256,240
        Other expenses .........................       379,437        426,393
                                                  ------------   ------------
       Total selling, general and
          administrative expenses ..............       620,743        682,633

            Interest expense, net ..............        14,407         19,065
                                                  ------------   ------------
       Net loss ................................      (380,271)      (511,520)
                                                  ------------   ------------
      Net loss applicable to common stock ......  $   (380,271)  $   (511,520)
                                                  ============   ============
       Net loss per share ......................  $      (0.02)  $      (0.03)
                                                  ============   ============
        Weighted average shares outstanding ....    18,959,751     17,334,751
                                                  ============   ============
               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
                                                          Six months ended
                                                              March  31,
                                                         ---------------------
                                                           1997        1996
                                                         ---------   ---------
  Cash flows from operating activities:
  Net loss ............................................. ($380,271)  ($511,520)
     Adjustments to reconcile net loss to net cash used in operating activities:

        Depreciation and amortization ..................   316,357     342,950
        Compensation element of stock warrants .........    18,750
        Basis of Equipment Sold ........................       954
  Changes in assets and liabilities:
        Trade accounts receivable ......................   (99,334)     (2,318)
        Inventory ......................................         0       6,387
        Prepaid expenses ...............................    33,382      36,951
        Other assets ...................................      (430)     (1,707)
        Accounts payable ...............................    (7,521)      5,932
        Accrued expenses ...............................      (506)    (51,538)
        Deferred revenues ..............................         0      48,750
               Payable to related party ................     2,575    (136,514)
                                                         ---------   ---------
  Net cash (used in) provided by operating activities ..  (116,044)   (262,627)
                                                         ---------   ---------

  Cash flows from investing activities:

        Capital expenditures ...........................   (54,905)          0
                                                         ---------   ---------
  Net cash used in investing activities ................   (54,905)          0
                                                         ---------   ---------

  Cash flows from financing activities:

            Decrease in restricted cash ................     5,186      23,595
            Payables converted to common stock .........         0     150,000
            Proceeds from sale of common stock .........       250      50,000
            Proceeds from notes payable to rel. party ..    50,000      75,000
            Payments on loans ..........................         0     (50,000)
                                                         ---------   ---------
     Net cash provided by financing activities .........    55,436     248,595

Net increase (decrease) in cash and cash equivalents ...  (115,513)    (14,032)
Cash and cash equivalents beginning of period ..........   151,079      78,919
                                                         ---------   ---------
Cash and cash equivalents end of period ................ $  35,566   $  64,887
                                                         =========   =========

Supplemental disclosure of cash flow information:

            Interest paid .............................. $   6,706   $  19,294
            Income tax paid ............................         0           0

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

2.  SIGNIFICANT CUSTOMERS AND RELATED PARTY:

        The Company had sales constituting approximately 95% of revenue from three customers during the six months ended March 31, 1997.

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

5.  SUBSEQUENT EVENT:

        In May 1997, the Company entered into a loan agreement with Citizens Bank for $120,000 to facilitate the construction of a reverse osmosis system for service work. The loan is for 6 months and bears interest at 2% above prime.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Rochem Environmental, Inc. provides equipment and services to treat waters for the petroleum, remediation and related industries. The Company operates offices in Houston, TX and Baton Rouge, LA.

The Company's consolidated revenues of $356,699 for the three months ended March 31, 1997 were approximately 8% greater than the $330,479 for the three months ended March 31, 1996. The increase in revenue combined with a reduction in cost of sales resulted in a 25% increase in gross profit from $134,568 for the three months ended March 31, 1996 to 168,494 for the three months ended March 31, 1997. Gross profit as a percent of revenue increased from 41% to 47% for the three months ended March 31 in 1996 and 1997, respectively.

Selling, general and administrative (SG&A) expenses decreased from $374,404 to $339,818 of which approximately $128,120 and $120,653, respectively, were non cash expenses associated with amortization and depreciation.

Interest expense decreased from $11,509 for the three months ended March 31, 1996 to $11,176 for the three months ended March 31, 1997.

For the six month periods ended March 31, 1996 and 1997, the revenues increased from $546,668 to $598,961, respectively. The net loss for these same periods was also reduced from $511,520 to $380,271. The increase in revenue is due to an increase in equipment leases and product sales.

As of March 31, 1997, the Company had a total of 9 employees, 5 of whom were involved in field operating activities and testing, 2 devoted full time to sales activities and 2 involved in the general administration and financial areas.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company had a working capital deficit of $331,835. Net cash used for operating activities during the six months ended March 31, 1997 was $116,044. Net cash from financing activities provided $55,436 primarily through loan facilities with a related party. In February, 1997, Fluid Separation Systems loaned the Company $50,000 to meet working capital needs.

In April 1997, the Company received a purchase order for the rental of a Rochem reverse osmosis system with the sale of membrane totaling $268, 259. In May 1997, the Company entered into a loan agreement with Citizens Bank for $120,000 to facilitate the construction of a rental system. This system will be utilized in conjunction with service contracts providing waste water treatment using Rochem's reverse osmosis equipment.

Management believes that working capital available pursuant to existing credit facilities as well as cash flow from operations will be sufficient to fund operations for the remainder of the 1997 fiscal year. Accordingly, the Company does not anticipate a need for any additional financing during the balance of the 1997 fiscal year and, therefore, has no specific plans or commitments with respect thereto. In the event additional funding is required, the Company will consider alternatives to do so through a combination of efforts or methods including joint ventures, equity investors, venture capital groups, institutions, issuance of convertible or subordinated debt or a form of business combinations. Should the need arise for the use of any of these methods to raise capital, there can be no assurance that any of these will be available to the Company.

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

               None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The following matters were submitted to a vote of shareholders during the Annual Meeting of Stockholders held on March 27, 1997.

               On March 27, 1997, the holders of a majority of shares of Common Stock of the Company approved the election of five directors for the coming year.

                                            FOR        WITHHELD      ABSTAIN

               William E. Bracken        14,505,431     48,900          0
               David A. LaMonica         14,513,431     40,900          0
               Philip LeFevre            14,513,431     40,900          0
               Erick J. Neuman           14,513,431     40,900          0

               On March 27, 1997, the holders of a majority of shares of Common Stock of the Company approved the ratification of Coopers & Lybrand as independent auditors.

                                            FOR           AGAINST       ABSTAIN
                                            ---           -------       -------
                                          14,554,331       0             0



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

                                       ROCHEM ENVIRONMENTAL, INC.
                                               (Registrant)

Date:  May 15, 1997                    By: /s/ ERICK J. NEUMAN
                                          Erick J. Neuman, President;
                                          Secretary; Chief Executive Officer,
                                          Chief Financial Officer, and Principal
                                          Accounting Officer

Date:  May 15, 1997                    By:/s/ WILLIAM E. BRACKEN
                                          William E. Bracken, Vice President