Form 10QSB
period 1997-06-30
ROCHEM ENVIRONMENTAL INC
filed 1997-08-14
CIK 759824

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

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

                                 Yes [X] No [_]

      As of July 31, 1997 the registrant had 19,084,751 shares of Common Stock, par value $.001 per share, issued and outstanding.

      Transitional Small Business Disclosure Format.(Check one):

                                 Yes [_] No [X]

                           ROCHEM ENVIRONMENTAL, INC.

                            FORM 10-QSB REPORT INDEX

10-QSB PART AND ITEM NO.

      Part I Financial Information

            Item 1. Financial Statements (Unaudited)

                    Consolidated balance sheet as of
                              June 30, 1997. . . . . . . . . . . . . . . . . . 3

                    Consolidated statement of operations for the nine
                              months ended June 30, 1997 and  1996 . . . . . . 4

                    Consolidated statement of operations for the three
                              months ended June 30, 1997 and 1996. . . . . . . 5

                    Consolidated statement of cash flows for the nine
                               months ended June 30, 1997 and 1996 . . . . . . 6

                    Notes to consolidated financial statements . . . . . . . . 7

            Item 2. Management's Discussion and Analysis of Financial
                             Condition and Results of Operations . . . . . . . 9


      Part II Other Information

            Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .11
            Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . .11
            Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . .11
            Item 4. Submission of Matters to a Vote of Security Holders. . . .11
            Item 5. Other Information. . . . . . . . . . . . . . . . . . . . .11
            Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 11
            Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1997

ASSETS
Current assets:
  Cash and cash equivalents ...............................      $      203,253
  Restricted cash .........................................              11,732
  Trade accounts receivable ...............................              43,097
  Prepaid expenses ........................................              68,700
                                                                 --------------
     Total current assets .................................             326,782

Inventory .................................................              84,298
Property and equipment, net ...............................           1,259,841
Intangible assets, net ....................................           4,242,413
Other assets ..............................................              33,539
                                                                 --------------
     Total assets .........................................      $    5,946,873
                                                                 ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ........................................      $      213,812
  Accrued expenses ........................................              78,958
  Notes payable ...........................................              99,684
  Payable to related parties ..............................             144,624
  Notes payable to related parties ........................             200,000
                                                                 --------------
     Total current liabilities ............................             737,078

Stockholders' equity:
  Common stock, $.001 par value,
     50,000,000 shares authorized,
     19,084,751 issued and outstanding ....................              19,085
  Preferred stock, no par value,
     10,000,000 shares authorized,
     none outstanding .....................................                   0
  Additional paid-in capital ..............................          10,290,180
  Accumulated deficit .....................................          (5,099,470)
                                                                 --------------
     Total stockholders' equity ...........................           5,209,795
                                                                 --------------
     Total liabilities and stockholders' equity ...........      $    5,946,873
                                                                 ==============

The accompanying notes are an integral part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                   NINE MONTHS ENDED JUNE 30,
                                                  ----------------------------
                                                      1997             1996
                                                  ------------    ------------
Revenues:
  Service .....................................   $    781,844    $    731,827
  Product sales ...............................        208,124         195,735
                                                  ------------    ------------
     Total revenues ...........................        989,968         927,562

Cost of sales:
  Service .....................................        346,781         417,000
  Equipment costs .............................        102,627         199,026
  Depreciation ................................        121,771         130,065
                                                  ------------    ------------
     Total cost of sales ......................        571,179         746,091
                                                  ------------    ------------

Gross profit ..................................        418,789         181,471

Selling, general and administrative expenses:
  Depreciation and amortization expense .......        361,959         384,360
  Other expenses ..............................        572,036         593,201
                                                  ------------    ------------
     Total selling, general and
       administrative expenses ................        933,995         977,561

Interest expense (income), net ................         12,494          23,838
                                                  ------------    ------------
  Net loss ....................................       (527,700)       (819,928)
                                                  ------------    ------------
  Net loss applicable to common stock .........   ($   527,700)   ($   819,928)
                                                  ============    ============
  Net loss per share ..........................   ($      0.03)   ($      0.05)
                                                  ============    ============
Weighted average shares outstanding ...........     19,022,251      18,084,751
                                                  ============    ============

    The accompanying notes are an integral part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                    THREE MONTHS ENDED JUNE 30,
                                                   ----------------------------
                                                       1997            1996
                                                   ------------    ------------
Revenues:
  Service ......................................   $    276,040    $    185,159
  Product sales ................................        114,967         195,735
                                                   ------------    ------------
     Total revenues ............................        391,007         380,894

Cost of sales:
  Service ......................................        119,705         147,221
  Product costs ................................         60,673         199,026
  Depreciation .................................         46,719          43,355
                                                   ------------    ------------
     Total cost of sales .......................        227,097         389,602
                                                   ------------    ------------

Gross profit ...................................        163,910          (8,708)

Selling, general and administrative expenses:
  Depreciation and amortization expense ........        120,653         128,120
  Other expenses ...............................        192,600         166,809
                                                   ------------    ------------
     Total selling, general and
       administrative expenses .................        313,253         294,929

Interest expense (income), net .................          6,023           4,772
                                                   ------------    ------------

  Net loss .....................................       (155,366)       (308,409)
                                                   ------------    ------------


  Net loss applicable to common stock ..........   ($   155,366)   ($   308,409)
                                                   ============    ============

  Net loss per share ...........................   ($      0.01)   ($      0.02)
                                                   ============    ============

Weighted average shares outstanding ............     19,022,251      18,834,751
                                                   ============    ============

    The accompanying notes are an integral part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                           NINE MONTHS ENDED
                                                                JUNE 30,
                                                         ----------------------
                                                           1997         1996
                                                         ---------    ---------
Cash flows from operating activities:
Net loss .............................................   ($527,700)   ($819,928)
  Adjustments to reconcile net loss to net
   cash used in operating activites:
     Depreciation and amortization ...................     483,730      514,427
     Compensation element of stock warrants ..........      25,000            0
     (Gain) loss on sale of equipment ................        (670)       4,026
  Changes in assets and liabilities:
     Trade accounts receivable .......................     (35,956)     (75,724)
     Inventory .......................................      (2,633)       6,387
     Prepaid expenses ................................     (24,191)     (13,353)
     Other assets ....................................      (1,983)      (1,707)
     Accounts payable ................................       1,037       20,992
     Accrued expenses ................................      13,138        2,027
     Payable to related party ........................     114,601       13,067
                                                         ---------    ---------
Net cash provided by operating activities ............      44,373     (349,786)
                                                         ---------    ---------

Cash flows from investing activities:
     Capital expenditures ............................    (155,373)           0
     Proceeds from sale of equipment .................       1,624      195,000
                                                         ---------    ---------
Net cash used in investing activities ................    (153,749)     195,000
                                                         ---------    ---------
Cash flows from financing activities:
     Decrease in restricted cash .....................      11,616       24,078
     Proceeds from sale of common stock ..............         250       50,000
     Proceeds from notes payable to rel. party .......      50,000       75,000
     Proceeds from notes payable .....................     120,000            0
     Payments on loans ...............................     (20,316)     (50,000)
                                                         ---------    ---------
Net cash provided by financing activities ............     161,550       99,078

Net increase (decrease) in cash and cash equivalents .      52,174      (55,708)
Cash and cash equivalents beginning of period ........     151,079       78,919
                                                         ---------    ---------
Cash and cash equivalents end of period ..............   $ 203,253    $  23,211
                                                         =========    =========

Supplemental disclosure of cash flow information:
     Interest paid ...................................   $  12,785    $  24,193
     Income tax paid .................................           0            0

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    GENERAL:

      The accompanying consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. Please refer to the audited financial statements for the year ended September 30, 1996 for details of accounting policies and accounts.

2.    SIGNIFICANT CUSTOMERS AND RELATED PARTY:

      The Company had sales constituting approximately 97% of revenue from three customers (Chevron, TVX Gold and Borden Chemical) during the nine months ended June 30, 1997. In March 1997, the Company entered into a six month lease agreement to provide a gold mine in Montana with (2) Rochem Disc Tube reverse osmosis units. These systems are being used to separate the pond water into two separate streams; a purified water stream which meets their discharge quality needs and a concentrated stream that is returned to the pond. In May 1997, the gold mine entered into another six month lease agreement with the Company to lease a third Rochem Disc Tube reverse osmosis unit. Both of these lease agreements allow for the purchase of the equipment during the lease period.


3.    LEGAL PROCEEDINGS:

      In July 1997, a subsidiary of the Company, Separations Technology Systems, Inc. reached an out of court settlement with Harris-Forbes, Inc. The Company and Harris-Forbes agreed to settle for 40,000 shares of the Company's common stock and $5,000 in cash. The litigation was over a claim to transaction fees totaling $540,000 made by a prior consultant, Scott Thompson, President of Harris-Forbes, Inc. The common stock was purchased off the market at a cost of $7,450. For a total cost of $12,450 for the settlement.

4.    FINANCING ACTIVITIES:

      In May 1997, the Company entered into a loan agreement with Citizens Bank and Trust Co. for $120,000 to facilitate the construction of a reverse osmosis system for service work. The loan is for 6 months and bears interest at 2% above prime.

5.    SUBSEQUENT EVENT:

      In August 1997, the Company obtained a loan from Citizens Bank and Trust Co. for $1,700. This loan is for thirty-six months and bears interest at
      10.50 per year. The proceeds from this loan was used to purchase a computer system and printer for the Company's Houston office.

      Additionally in August 1997, Fluid Separation Systems granted an extension to the maturity date of the notes payable. The notes of December 1995 ($25,000), January 1996 ($50,000), June 1996 ($25,000) and February 1997
      ($50,000) and are due June 1998, July 1998, December 1998 and July 1998, respectively.

      The Company has entered into a rental agreement in August, 1997, with a barge cleaning operation to provide a reverse osmosis system to treat rinse waters. The lease agreement provides for a monthly rental fee and a sale of membranes for $30,420.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Rochem Environmental, Inc. provides equipment and services to treat waste water for the petroleum, petrochemical, remediation and related industries. The Company has offices in Houston, TX and Baton Rouge, LA.

The Company's consolidated revenues grew by 2.5% from $380,894 for the three months ended June 30, 1996 to $391,007 for the three months ended June 30, 1997.

For the nine months ended June 30, 1996 and 1997, the revenues increased from $927,562 to $989,968, respectively. The revenue generated by service and sales activity continues to be driven by a narrow customer base, which is evidenced by 97% of the nine months ended June 30, 1997 revenue being provided by only three customers.

Gross profit as a percent of revenues increased from 20% to 42% for the nine months ended June 30, 1996 and 1997, respectively. The improvement in gross profit is a result of the increased utilization of equipment through lease contracts as well as operational efficiencies. The Company has also experienced improved margins on the sale of products. The gross profit for the three months ended June 30, 1997 was $163,910. This was an improvement over the three months ended June 30, 1996 which was affected by delays and changes in the scheduled service activity from the two significant customers. The gross profit was also affected by the non cash equipment basis of $199,026 for the leachate system which produced the $195,735 in product sales revenue.

Selling, general and administrative (SG&A) expenses decreased by 5% for the nine months ended June 30, 1996 and 1997, from $977,561 to $933,995, of which approximately $384,360 and $361,960, respectively, were non cash expenses associated with amortization and depreciation. The decrease in SG&A is the result of the Company's overall SG&A reduction plan.

The net loss for the nine months ended June 30, 1997 was $527,700 compared to $819,928 for the same period in 1996. The net loss per share was $0.03 and $0.05 for the nine months ended June 30, 1997 and 1996, respectively.

On June 30, 1997 the Company had a total of 11 employees, 7 of whom were involved in field operating activities and testing, 2 devoted to sales activities and 2 were involved in the general administration and financial areas.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company had a working capital deficit of $410,296. Net cash provided by operating activities during the nine months ended June 30, 1997 was $44,373 compared with $349,786 used for operating activities during the nine months ended June 30, 1996. Net cash used in investing activities was $153,749 during the nine months ended June 30, 1997 as compared to $195,000 which was provided by investing activities during the same period of 1996. Net cash provided by financing activities was $161,550 during the nine months ended June 30, 1997 and net cash from financing activities provided $99,078 for the same period in 1996.

For the three months ended June 30, 1997, the Company produced a positive cash flow of approximately $18,256 after subtracting cash expenses totaling $173,622 from the net loss of $155,366. The non-cash expenses were comprised of $167,370 of depreciation and amortization expenses plus $6,250 in non-cash compensation of stock warrants.

The Company has contracts which should generate approximately $300,000 in revenue with additional revenue expected outside of these contracts for the quarter ending September 30, 1997. At this revenue level, the management believes the Company will be cash flow positive for the fiscal year ending September 30, 1997. Accordingly, the Company does not anticipate a need for additional financing during the balance of the 1997 fiscal year and therefore, has no specific plans or commitment with respect thereto. In the event that additional funding is required, the Company will consider alternatives to do so through a combination of efforts or methods including joint ventures, equity investors, venture capital groups, institutions, issuance of convertible or subordinated debt or a form of business combinations. Should the need arise for the use of any of the methods to raise capital, there can be no assurance that any of these will be available to the Company.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            In July 1997, a subsidiary of the Company, Separations Technology Systems, Inc. reached an out of court settlement with Harris-Forbes, Inc. The Company and Harris-Forbes agreed to settle for 40,000 shares of the Company's common stock and $5,000 in cash. The litigation was over a claim to transaction fees totaling $540,000 made by a prior consultant, Scott Thompson, President of Harris-Forbes, Inc. The common stock was purchased off the market at a cost of $7,450. For a total cost of $12,450 for the settlement.

ITEM 2.     CHANGES IN SECURITIES

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are incorporated by reference thereto:

            Exhibit
            Number      Identification of Exhibit
            ------      -------------------------
            2.1(1)   -     Reorganization Agreement
            3.1(2)   -     Amended and Restated Articles of Incorporation
            3.2(5)   -     Bylaws
            4.1(5)   -     Common Stock Specimen
            4.2(4)   -     Certificate of Designation of Preferences, Rights
                              and Limitations of Series A Preferred Stock
            4.3(4)   -     Certificate of Designation of Preferences, Rights
                              and Limitations of Series B Preferred Stock
            10.1(2)  -     Distributor Agreement
            10.2(4)  -     Asset Purchase Agreement
            10.3(2)  -     Term Sheet

            10.4(6)  -     Facilities Lease Agreement
            10.5(6)  -     Termination Agreement Between Company and
                              GH Venture Group
            10.6(6)  -     Agreement Between Company and Lefco Environmental
                              Technology, Inc.
            10.7(6)  -     Agreement Between Company and Rochem Separation
                              Systems, Inc.
            10.8(6)  -     Agreement Between Company and Rochem AG
            10.9(7)  -     Employment Agreement With Erick Neuman
            16.1(3)  -     Letter regarding change in certifying accountant
            16.2(3)  -     Letter regarding change in certifying accountant
----------
      (1)   Previously filed as an exhibit on Form 8-K dated July 20, 1993.

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

      (7) No reports on Form 8-K were filed during the quarter ending June 30, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ROCHEM ENVIRONMENTAL, INC.
                                                (Registrant)

DATE:  AUGUST 14, 1997                    By: /S/ ERICK J. NEUMAN
                                          Erick J. Neuman, President;
                                          Secretary; Chief Executive Officer,
                                          Chief Financial Officer, and Principal
                                          Accounting Officer

DATE:  AUGUST 14, 1997                    By: /S/ WILLIAM E. BRACKEN
                                          William E. Bracken, Vice President