Form 10KSB40
period 1997-09-30
ROCHEM ENVIRONMENTAL INC
filed 1998-01-13
CIK 759824

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended September 30, 1997

                                       or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                           Commission File No.0-23226

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

    Common stock, $.001 par value             OTC Electronic Bulletin Board

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  [X]     No  [ ]

      Check if there is no  disclosure  of  delinquent  filers in  response  to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this  Form 10-KSB.   [X]

      Issuer's revenues for the fiscal year ended September 30, 1997 were $1,427,202.

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the OTC Electronic Bulletin Board on December 5, 1997, was approximately $3,460,787. Shares of Common Stock held by each officer and director and by each known person who may be deemed to be an affiliate have been excluded. As of December 5, 1997, the registrant had 19,084,751 shares of Common Stock, par value $.001 per share, issued and outstanding.

      The Company's definitive proxy statement in connection with its annual meeting of stockholders to be held on March 27, 1998 are incorporated by reference in Part III, Items 9, 10, 11 and 12.

                            FORM 10-KSB REPORT INDEX


10-KSB PART AND ITEM NO.

      Part I

            Item 1.   Description of Business  . . . . . . . . . . . . . . . . 3
            Item 2.   Description of Property. . . . . . . . . . . . . . . . .10
            Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .10
            Item 4.   Submission of Matters to a Vote of Security Holders. . .10

      Part II

            Item 5.   Market for Common Equity and Related
                      Stockholder Matters. . . . . . . . . . . . . . . . . . .11
            Item 6.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations. . . . . .12
            Item 7.   Financial Statements . . . . . . . . . . . . . . . . . .14
            Item 8.   Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure. . . . . . . . . . .15

      PART III

            Item 9.   Directors, Executive Officers, Promoters and Control
                      Persons. . . . . . . . . . . . . . . . . . . . . . . . .16
            Item 10.  Executive Compensation . . . . . . . . . . . . . . . . .16
            Item 11.  Security Ownership of Certain Beneficial Owners
                      and Management . . . . . . . . . . . . . . . . . . . . .16
            Item 12.  Certain Relationships and Related Transactions . . . . .16
            Item 13.  Exhibits and Reports on Form 8-K.  . . . . . . . . . . .16

                                     PART I

ITEM 1.     BUSINESS

GENERAL

      Rochem Environmental, Inc., a Utah corporation (the "Company"), is primarily engaged in the business of providing industrial wastewater treatment services and capital equipment to companies in the refining, petrochemical and oil and gas industries. In connection therewith, the Company utilizes patented technology licensed exclusively to it through a distributor agreement from Rochem Separation Systems, Inc. ("RSS"), a majority owned subsidiary of Rochem AG. The patented technology involves the use of Rochem's Disc Tube(TM) form of membrane separation modules. This technology may be referred to herein as the "Rochem System" or "Disc Tube" system. Management believes this process is superior to other technologies in its ability to cost- effectively treat a wide variety of wastewaters with the recovery of relatively pure water and the concentration of products and by-product materials for reuse or disposal.

      Business and environmental requirements are causing industrial and commercial companies to utilize increasingly sophisticated solutions to meet wastewater treatment needs. These solutions require that the wastewater be sufficiently purified so as to minimize the impact on the environment. For many wastewaters, traditional technologies that only remove a few types of pollutants cannot sufficiently purify the wastewater to meet stringent discharge standards. Industrial and commercial companies are searching for methods of handling large volumes of water related to chemical production or processing to avoid or minimize waste generation. The ability to recycle this water as well as the recovery of products and by-product materials from these streams is economically attractive as the costs increase for raw materials, including water, and wastewater treatment. The Rochem system, using reverse osmosis, nanofiltration and ultrafiltration membranes, can effectively produce clean water as well as recover products and by-products while reducing the amount of waste that may require disposal or further treatment.

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

WASTEWATER TREATMENT INDUSTRY

      Wastewater treatment is a multi-billion dollar global industry. The use of membrane separation equipment continues to increase as part of this industry within the wastewater treatment system or within the chemical process to improve the efficiency of the production process.

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

      Recovery of products and by-products can provide a substantial advantage in the petroleum and chemical industries. These plants are complex with many production processes and use numerous raw materials. In most cases, products and by-product materials when recovered properly can be reused as a feedstock within the original generating process or another process within the plant. This leads to reduced raw material costs as well as a reduction in pollutants that are discharged to the environment.

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

      Accordingly, it is the primary objective of the Company to market its technology for the recovery of high quality water and the concentration of products and by-product materials for reuse or disposal. The Company's water processing system involves the use of an innovative membrane separation system that utilizes Rochem's patented Disc Tube technology. The technology is unique because it can be employed for applications that were previously untreatable through membrane separation. It can also reduce the residual volume containing the products and by-products to a level previously only achievable through evaporative separation. The system can also be used to break down oil/water emulsions and to remove organic compounds, metals and other toxic contaminants from many waste or process streams.

      The Disc Tube technology is a robust form of membrane separation which management considers to be far superior to traditional designs. The unique advances incorporated into the Disc

Tube allow it to handle much higher levels of contaminants, including suspended solids, than previously possible with membranes. In membrane separation applications (molecular filtration), the Disc Tube design is also capable of removing a higher percentage of the undesirable compounds than traditional reverse osmosis equipment. The geometry of the system allows easy cleaning, reduces fouling and eliminates the binders used in traditional spiral wound reverse osmosis systems.

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

PRINCIPAL PRODUCTS AND SERVICES

      The Company can provide a single-source solution to its industrial and commercial customers by identifying and evaluating wastewater treatment needs, conducting treatability studies, and designing, manufacturing, selling, installing and servicing wastewater treatment systems for the production of purified water and the recovery of products and by-product materials on a cost-effective basis. The Company's principal products and services include capital equipment and treatment services.

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

      NANOFILTRATION. Solutions are selectively desalted by utilizing membranes with varying "openness". In this process, problematic pollutants can be separated from the lower molecular weight compounds that are non-toxic or innocuous.

      ULTRAFILTRATION. Moderate hydraulic pressure is used to transfer water and low molecular weight species through a membrane while blocking contaminants such as suspended solids, colloids and large organic molecules. Ultrafiltration is generally used for separations where particle sizes are larger than those of metal or salt ions.

      SERVICES. The Company's service business currently represents approximately 59% of its revenues. The Company provides the service of the treatment of wastewaters at industrial and commercial customer sites. The services provided to Chevron, Borden and the French Limited Site have demonstrated the Company's ability to provide a reliable, cost-effective operation at customers' plants. The Company provides the equipment, manpower and technical know-how to perform the necessary operation. The Company operates on extended contracts as well as job-to-job contracting.

SALES AND MARKETING

      The Company believes that the value of the Disc Tube system lies in its ability to cost- effectively and reliably treat a wide variety of wastewaters with the recovery of relatively pure water and the concentration of products and by-product materials for reuse or disposal. The Company believes that the Disc Tube system will provide industrial clients with the necessary technology to reliably comply with current and future federal and state legislation. While there are other technologies that also provide water treatment, the Company believes that the Disc Tube system has a unique advantage over many of the existing technologies as it has a robust design and the ability to utilize different membranes for specific applications. Accordingly, the Company believes that the market for the Disc Tube system is large and will continue to grow as the economic and environmental benefits of water and product/by-product recycling are demonstrated.

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

      Management expects that some major competitors will continue to acquire other water treatment technology companies that will consolidate some of the competition. Due to the unique nature of the Disc Tube system, the effects can not be assessed at this time.

CUSTOMER BASE

      The Company's customer base includes a broad range of major industrial and commercial companies. With the growing demands for purified water and a diminishing supply of usable water, many companies require increasingly sophisticated solutions to their wastewater treatment needs. The following are industries and customers and some of the products used therein:

      OIL FIELD AND REFINERY. The petroleum industry produces large quantities of water from oil and gas drilling and production operations. The Company's systems remove oil contaminants and suspended solids from produced water and resurfaced water for reuse or discharge. The technology is applicable to both land-based and offshore fields. Refineries can use the Company's membrane separation equipment to remove oil and suspended solids from process water and refinery effluents, as well as a wide range of organic compounds, metals and dissolved solids. At the Chevron refinery in Pascagoula, MS, the Company performs water treatment services under a four-year contract that expires in April 2000.

      CHEMICAL AND PETROCHEMICAL. The chemical and petrochemical industries have a broad range of wastewater treatment needs. The Company's technology can be used to purify contaminated wastewaters as well as for the recovery/separation of reusable products and by-products. Depending on the application, all of the membrane separation systems that the Company offers can be effective. Rochem's technology is used to accomplish the separation of contaminants and purification of water in harsh environments and from problematic streams. At the Borden Chemical and Plastics' ("Borden") facility in Geismar, Louisiana the Company performs service work on demand pursuant to purchase orders.

      REMEDIATION AND LANDFILL LEACHATE TREATMENT. The Company's remediation systems are used to remove organic compounds and soluble metals from contaminated groundwater and surface waters. The Company's leachate systems combine the recovery of clean water with the recirculation of the "reject" stream to enhance biological activity in the landfill. The Company successfully completed the clean up of over 40 million gallons of contaminated pond water at the French Limited Task Group (FLTG) Superfund site in Crosby, Texas, in October 1994.

PATENTS, TRADEMARKS AND DISTRIBUTOR AGREEMENT

      In October 1993, the Company entered into a distributor agreement with RSS for the exclusive rights to sell the Rochem Disc Tube systems for refining and petrochemical operations, oil and gas production and related activities. The agreement was finalized to reflect a term of ten years and included an extension for an additional five-year term solely at the option of the Company. There are no minimum purchase requirements. The Company is required to promote and maintain the Disc Tube System and is required to maintain a minimum of $1 million of general liability coverage. In January 1996, the Company gained the right to buy equipment and modules directly from Rochem AG at an increased discount. Additionally, in January 1996, the Company gained the right to be the exclusive agent for RSS for applications utilizing the leachate and desalination systems in the State of Arkansas for a period of two years.

The Company has the right to use the Rochem name and related trade names and trademarks. The Disc Tube and related equipment are covered by, but not limited to, the following U.S. and foreign patents:

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

RESEARCH AND DEVELOPMENT

      Historically, research and development associated with the Disc Tube technology has been conducted primarily by Rochem AG and RSS and to a much lesser extent by the Company. To date, through the fiscal year ended September 30, 1997 the Company has had access to findings resulting from the Rochem AG and RSS research and development efforts.

      The Company's efforts focus mainly on application research and development in the marketing areas. These efforts are typically aimed at developing innovative approaches in the use of the technology or in the combination of the Disc Tube technology with other synergistic systems and are augmented by customer-research spending. In each of the last two years the Company spent less than $20,000 on research.

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

      The Clean Air Act of 1990, as one of its many means of reducing air pollutants, further restricts hydrocarbon levels allowable in water contained in atmospheric sewers. This requirement will dramatically change the manner in which refineries and petrochemical plants must handle wastewater streams containing light hydrocarbons, including benzene. The Company believes the Disc Tube technology will provide an economical solution that will enable the plants to comply with this regulation.

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

EMPLOYEES

      As of September 30, 1997, the Company had ten employees, six of whom were involved in field operations and testing, two devoted full time to sales activities and two involved in the general, administrative and financial areas.

ITEM 2.     DESCRIPTION OF PROPERTY

      The Company's principal place of business is located at 610 N. Milby Street, Houston, Texas, 77003. The Company leases approximately 6,600 square feet of office space with accompanying warehouse and shop space of 45,000 square feet in Houston, Texas, pursuant to a three-year lease initiated on March 15, 1997. The Company leases office space under an operating lease that expires in March 2000. Future minimum rental payments under this lease are $204,750.

      Minimum payments have not been reduced by sublease rentals aggregating approximately $16,000 over the next year, under non-cancelable sublease with a related party. Building rental expense for the Company for the years ended September 30, 1997 and 1996 was approximately $22,050 (net of approximately $54,700 of sublease revenues) and $23,050 (net of approximately $53,700 of sublease revenues), respectively. The Company is currently sub-leasing, to a related party, until February 1998, approximately 1,650 square feet of its office space and 20,000 square feet of its warehouse for $3,190 per month. A second tenant, also a related party, sub-leased until April 1997 approximately 1,650 square feet of office space and 3,400 square feet of warehouse space for approximately $1,700 per month.

ITEM 3.     LEGAL PROCEEDINGS

      Nothing pending.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock began active trading on September 23, 1993 and is quoted on the OTC Electronic Bulletin Board under the symbol "RCEM". On December 5, 1997, there were approximately 227 stockholders of record of the Common Stock of the Company.

      The following table sets forth the high and low bid prices for the Company's Common Stock, on the OTC Electronic Bulletin Board, for the quarter presented. The market for the Company's Common Stock is highly volatile and sporadic. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                                       BID PRICES
                                                 ----------------------
      FISCAL YEAR 1996                           HIGH               LOW
      ----------------                           ----               ---
      First Quarter                             $0.31             $0.16
      Second Quarter                            $0.16             $0.12
      Third Quarter                             $0.16             $0.06
      Fourth Quarter                            $0.16             $0.13

      FISCAL YEAR 1997                           HIGH              LOW
      ----------------                           ----              ---
      First Quarter                             $0.19             $0.06
      Second Quarter                            $0.19             $0.09
      Third Quarter                             $0.25             $0.19
      Fourth Quarter                            $0.25             $0.13


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This section contains forward-looking statements that are based on current Company expectations and are subject to a number of factors that could cause actual results to differ materially. Such factors include, but are not limited to market demand, competitive pricing considerations, regulatory approval and market acceptance of new technologies.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED SEPTEMBER 30, 1997 ("FISCAL 1997") COMPARED WITH TWELVE MONTHS ENDED SEPTEMBER 30, 1996 ("FISCAL 1996")

      REVENUES. Revenues were $1,427,202 in Fiscal 1997 as compared to $1,247,320 in Fiscal 1996 representing an increase of 14% which is due to the increase in product sales. Revenues derived from service contracts totaled $846,846 in Fiscal 1997 as compared to $1,052,320 in Fiscal 1996. Revenues from product sales were $580,356 in Fiscal 1997 as compared to product sales of $195,000 in Fiscal 1996. This trend reflects the Company's strategy to increase exposure of the Company's technology to customers through product sales and rental contracts. Service revenues were lower than expected due to lower than expected demand from existing customers. Management's strategy is to expand service revenues as the customer base for product sales grows.

      During Fiscal 1997 and 1996, 82% and 75%, respectively, of the Company's revenues were derived from two customers. This increase is due primarily to the sale and rental of equipment to a new customer in Fiscal 1997. Approximately $31,689 of service contract revenues in Fiscal 1997 were attributable to pilot testing revenues as compared to approximately $17,000 in Fiscal 1996.

      GROSS PROFIT. Cost of sales decreased in Fiscal 1997 to $798,199 as compared to $973,566 in Fiscal 1996. This decrease in cost of sales with the increase in revenues is related to improved margins on product sales and cost reductions on service related activities. This reduction in cost of sales led to a 130% increase in gross profit to $629,003 in Fiscal 1997 from $273,754 in Fiscal 1996. This represents an improvement in gross profit as a percent of revenue to 44% in Fiscal 1997 from 22% in Fiscal 1996.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) were reduced by 3% and totaled $1,285,202 for Fiscal 1997, compared with a total of $1,321,811 in Fiscal 1996. Non cash related expenses comprised of depreciation and amortization of $483,290 and compensation expense of $31,250 for Fiscal 1997 compared to depreciation and amortization of $503,942 and compensation expense of $18,750 in Fiscal 1996. Cash expenses related to SG&A decreased to $770,662 in Fiscal 1997 from $799,119 in Fiscal 1996.

      NET LOSS. The net loss decreased by 35% to $682,841 for Fiscal 1997, compared to a net loss of $1,056,956 in Fiscal 1996. The losses included various non-cash expenses of $683,829 in Fiscal 1997 and $896,648 in Fiscal 1996. These non-cash expenses are primarily comprised of amortization of the distributor license, depreciation of property and equipment and compensation expense related to stock warrants. The Company's focus for Fiscal 1998 is to increase revenues while continuing to restrain operating costs in order to continue to generate operating cash flows for ongoing activities and investments.

LIQUIDITY AND CAPITAL RESOURCES
      As of September 30, 1997, the Company had a working capital deficit of $391,794 and a quick ratio of 0.4 to 1.0 as compared to net working capital deficit of $232,541 and a quick ratio of 0.5 to 1.0 on September 30, 1996. This increase in working capital deficit is primarily due to the increase in current liabilities for capital expenditures to acquire rental service equipment and is related to an increase in loans payable to banks and accounts payable to related parties. Current assets increased to $231,655 in Fiscal 1997 from $226,077 in Fiscal 1996. Inventory decreased to $77,003 in Fiscal 1997 from $197,576 in Fiscal 1996. This reduction in inventory was due to the transfer of equipment from inventory to rental service equipment for which the Company had a contract. With the capital expenditures and addition from inventory, the property and equipment increased to $1,232,209 in Fiscal 1997, net of $251,222 in depreciation, from $1,190,238 in Fiscal 1996.

      Net cash provided by operating activities in Fiscal 1997 was $81,483. In contrast, in Fiscal 1996 operating activities used $284,819. This increase in net cash provided by operating activities is primarily due to the Company's improvement of approximately $355,000 in gross profit.

      Net cash used for the purchase of capital equipment during Fiscal 1997 was $220,282 as compared to $0 during Fiscal 1996. This additional rental service equipment was acquired to support contract work which is expected to continue through Fiscal 1998. In Fiscal 1996, the sale of a leachate treatment system provided $195,000. This unit had previously been used by the Company as testing equipment that had generated additional revenue in reporting periods prior to Fiscal 1996.

      During Fiscal 1997, financing activities provided net cash of $102,758. These financing activities were primarily used to fund the purchase of additional rental service equipment for which the Company has extended contracts with customers. In Fiscal 1996, financing activities provided net cash of $161,979 that was used primarily to fund working capital needs and to repay a loan. In Fiscal 1997, these financing activities were funded by two banking institutions and Fluid Separation Systems, an affiliate of Rochem AG.

      In January 1997, the Company obtained a $50,000 loan from Fluid Separation Systems for working capital needs. This loan bears interest at 10% due at maturity and is due in July 1998. In May 1997, the Company obtained a $120,000 loan from Citizens Bank and Trust to partially fund the construction of equipment for which the Company has a rental contract. This loan was for six months and was fully repaid in November 1997.

      In Fiscal 1996, the Company had not generated sufficient internal cash flow to fund operations and to satisfy the debt obligations to Rochem AG and Lefco. In January 1996, the Company entered into an agreement with Rochem AG whereby Rochem AG converted the principal amount of its January 1995 $50,000 loan into 500,000 shares of Company Common Stock, purchased an additional 500,000 shares of Company common stock for $50,000, and agreed to provide the Company a $100,000 credit facility to meet working capital needs during Fiscal 1996. Through this credit facility, Fluid Separation Systems loaned the Company $25,000 in

December 1995, $50,000 in February 1996 and $25,000 in July 1996. On
January 31, 1996, the Company used the proceeds of these transactions to retire a $50,000 loan from Citizens Bank. In December 1996, Fluid Separation Systems has granted extensions to the maturity date and waived interest payments until the maturity date of the loan. The loans bear interest of prime plus 2% for the December 1995 loan and 10% for the February and July 1996 loans and are due June 1998, July 1998 and December 1998, respectively.

      Additionally, in January 1996, Lefco agreed to convert its January 1995 $50,000 loan into 500,000 shares of Company common stock and provided a $50,000 credit facility to be utilized by the Company to meet working capital needs during the 1996 fiscal year. In September 1996, the Company exercised the $50,000 credit facility with Lefco. The credit facility provided for monthly payments of $1,062.35, including interest, for eleven months with final payment due in September 1997. This loan was repaid in September 1997 through the Company obtaining a loan for the final payment of $43,249 from Woodforest National Bank. This loan requires monthly installments of principal and interest of $3,794 and matures September 1998.

      Furthermore, in January 1996, the Company agreed with RSS to convert approximately $100,000 of accounts payable due to RSS into 1,000,000 shares of Company common stock. In addition, the Company obtained the rights to buy equipment and modules directly from Rochem AG at a preferred price and the right to become the exclusive agent for RSS for applications utilizing the leachate and desalination systems in the State of Arkansas for a limited period. In January 1996, the Company agreed with GH Venture Group to terminate its consultant service agreement and in connection therewith convert the outstanding accounts payable to GH Venture Group into 500,000 shares of the Company Common Stock and $5,000 cash.

      As noted above, the Company has had a working capital deficit of $391,794 including $125,000 due and payable within Fiscal 1998 from loan facilities provided by a related party. As a result of these liquidity issues the Reports of Independent Accountants include an emphasis of matter paragraph concerning the Company's ability to continue as a going concern. In Fiscal 1997, the Company made capital investments to acquire additional and to upgrade existing rental service equipment for present customers. These investments are expected to continue to provide additional cash in Fiscal 1998. The Company is currently in negotiations for several contracts that the Company believes will generate sufficient cash flows to continue to fund operations and meet working capital needs during Fiscal 1998. Because the timing of these projects cannot be controlled, the Company is evaluating and exploring other financing alternatives. In the event additional funding is required, the Company will consider alternatives to do so through a combination of efforts or methods, including additional extensions on its notes payable, financing rental service equipment or contracts, joint ventures, equity investors, venture capital groups, institutions, issuance of convertible or subordinated debt, or a form of business combinations. Should the need arise for the use of any of these methods to raise capital, there can be no assurances that any of these alternatives will be available to the Company.


ITEM 7.     FINANCIAL STATEMENTS

      Financial statements included on pages F-1 to F-19.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Coopers & Lybrand L.L.P. has resigned as the Company's independent certified public accountants effective October 24, 1997.

      Weinstein Spira & Company, P.C. has been engaged as the Company's certified public accountants.

      The decision to change accountants was approved by the Company's board of directors, as the Company does not maintain an audit committee.

      There were no disagreements between the Company and Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audits of the fiscal years ended September 30, 1995 and 1996, and any subsequent interim period proceeding such resignation, nor did the report contain an adverse opinion or disclaimer of opinion, or was qualified or modified as to audit scope or accounting principles. The report did contain an explanatory paragraph concerning the substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K
      (a)   The following exhibits are incorporated by reference thereto:

      EXHIBIT
      NUMBER            IDENTIFICATION OF EXHIBIT
      ------            -------------------------
      2.1(1)            -     Reorganization Agreement
      3.1(2)            -     Amended and Restated Articles of Incorporation
      3.2(5)            -     Bylaws
      4.1(5)            -     Common Stock Specimen
      4.2(4)            -     Certificate of Designation of Preferences,
                              Rights and Limitations of Series A Preferred Stock
      4.3(4)            -     Certificate of Designation of Preferences,
                              Rights and Limitations of Series B Preferred Stock
      10.1(2)           -     Distributor Agreement
      10.2(4)           -     Asset Purchase Agreement
      10.3(2)           -     Term Sheet
      10.4(6)           -     Facilities Lease Agreement
      10.5(6)           -     Termination Agreement Between Company and GH
                              Venture Group
      10.6(6)           -     Agreement Between Company and Lefco Environmental
                              Technology, Inc.

      10.7(6)           -     Agreement Between Company and Rochem Separation
                              Systems, Inc.
      10.8(6)           -     Agreement Between Company and Rochem AG
      16.1(3)           -     Letter regarding change in certifying accountant
      16.2(3)           -     Letter regarding change in certifying accountant
      16.2(7)           -     Letter regarding change in certifying accountant
--------------------------
      (1) Previously filed as an exhibit on Form 8-K dated July 20, 1993.
      (2) Previously filed as an exhibit on Form 8-K dated September 30, 1993.
      (3) Previously filed as an exhibit on Form 8-K dated November 5, 1993.
      (4) Previously filed as an exhibit on Form 8-K dated November 19, 1993.
      (5) Previously filed as an exhibit on Form 8-A dated January 13, 1994.
      (6) Previously filed as an exhibit on Form 10-KSB for the fiscal year ended September 30, 1995.
      (7) Previously filed as an exhibit on Form 8-K dated October 24, 1997.

      (b) Report on Form 8-K was filed with the Securities and Exchange Commission on October 24, 1997 to reflect the change in accountants.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY

                                 HOUSTON, TEXAS


                             ANNUAL FINANCIAL REPORT


                               SEPTEMBER 30, 1997

                           ROCHEM ENVIRONMENTAL, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                     PAGE NUMBER


Report of Weinstein Spira & Company, P.C.                                F-1

Report of Coopers & Lybrand L.L.P.                                       F-2

Consolidated Balance Sheets                                              F-3

Consolidated Statements of Operations                                    F-5

Consolidated Statements of Stockholders' Equity                          F-6

Consolidated Statements of Cash Flows                                    F-7

Notes to Consolidated Financial Statements                               F-9

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Rochem Environmental, Inc.


We have audited the accompanying Consolidated Balance Sheet of Rochem Environmental, Inc. and Subsidiary as of September 30, 1997, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rochem Environmental, Inc. as of September 30, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINSTEIN SPIRA & COMPANY, P.C.
Houston, Texas
October 23, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders,
   Rochem Environmental, Inc.



We have audited the consolidated balance sheet of Rochem Environmental, Inc. and subsidiary as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rochem Environmental, Inc., and subsidiary as of September 30, 1996, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                 Coopers & Lybrand L.L.P.
January 3, 1997
Houston, Texas

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS




                                                         SEPTEMBER 30,
                                            -----------------------------------
                                                     1997              1996
                                            -----------------------------------
                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                 $         115,038  $        151,079
  Restricted cash                                       6,465            23,348
  Accounts receivable:
    Trade                                              55,787             7,141
    Other                                              15,898
  Prepaid expenses                                     38,467            44,509
                                            -----------------  ----------------

      Total Current Assets                            231,655           226,077

INVENTORY                                              77,003           197,576

PROPERTY AND EQUIPMENT, net                         1,232,209         1,190,238

INTANGIBLE ASSETS, net                              4,148,046         4,525,415

OTHER ASSETS                                           20,439            31,556
                                            -----------------  ----------------
                                            $       5,709,352  $      6,170,862
                                            =================  ================

                                                                   SEPTEMBER 30,
                                                             --------------------------
                                                                 1997          1996
                                                             ------------  ------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable to banks                                    $     85,625
   Notes payable to related parties                               125,000  $    150,000
   Accounts payable                                               189,484       212,775
   Accrued expenses                                                76,163        65,820
   Payable to related parties                                     147,177        30,023
                                                             ------------  ------------

       Total Current Liabilities                                  623,449       458,618

NOTE PAYABLE TO RELATED PARTY                                      25,000
                                                             ------------  ------------
                                                                  648,449       458,618
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 50,000,000
    shares authorized, 19,084,751 and 18,834,751
    shares issued and outstanding at September 30,
    1997 and 1996, respectively                                   19,085        18,835
   Preferred stock, no par value, 10,000,000 shares
    authorized, no shares outstanding
   Additional paid-in capital                                  10,296,430    10,265,180
   Accumulated deficit                                         (5,254,612)   (4,571,771)
                                                             ------------  ------------

                                                                5,060,903     5,712,244
                                                             ------------  ------------


                                                             $  5,709,352  $  6,170,862
                                                             ============  ============

          See accompanying notes to consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       FOR THE YEAR ENDED
                                                          SEPTEMBER 30,
                                                  ----------------------------
                                                       1997           1996
                                                  -------------  -------------
REVENUES
   Service                                        $     846,846  $   1,052,320
   Product sales                                        580,356        195,000
                                                  -------------  -------------

                                                      1,427,202      1,247,320
Cost of Sales                                           798,199        973,566
                                                  -------------  -------------

GROSS PROFIT                                            629,003        273,754
                                                  -------------  -------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Depreciation and amortization                        483,290        503,942
   Other                                                801,912        817,869
                                                  -------------  -------------

                                                      1,285,202      1,321,811
                                                  -------------  -------------

                                                       (656,199)    (1,048,057)

INTEREST EXPENSE, NET                                   (26,642)        (8,899)
                                                  -------------  -------------

NET LOSS                                          $    (682,841) $  (1,056,956)
                                                  =============  =============

Net Loss Per Share                                $       (0.04) $       (0.06)
                                                  =============  =============

Weighted Average Shares Outstanding                  19,022,251     18,078,587
                                                  =============  =============

          See accompanying notes to consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended September 30, 1997 and 1996

                                         COMMON STOCK           Additional
                                    ------------------------     Paid-In     Accumulated
                                        SHARES       AMOUNT      CAPITAL       DEFICIT         TOTAL
                                    ------------   ---------  ------------  -------------   ------------
BALANCE, SEPTEMBER 30, 1995           15,834,751   $  15,835  $  9,949,430  $  (3,514,815)  $  6,450,450

Private placement of common stock
   for cash                              500,000         500        49,500                        50,000

Conversion of Rochem AG loan
   payable to common stock               500,000         500        49,500                        50,000

Conversion of Lefco loan payable
   to common stock                       500,000         500        49,500                        50,000

Conversion of RSS accounts
   payable to common stock             1,000,000       1,000        99,000                       100,000

Conversion of GH accounts payable
   to common stock                       500,000         500        49,500                        50,000

Compensation cost recorded for
   stock warrants                                                   18,750                        18,750

Net loss                                                                       (1,056,956)    (1,056,956)
                                    ------------   ---------  ------------  -------------   ------------

BALANCE, SEPTEMBER 30, 1996           18,834,751      18,835    10,265,180     (4,571,771)     5,712,244

Exercise of warrants                     250,000         250                                         250

Compensation cost recorded for
   stock warrants                                                   31,250                        31,250

Net loss                                                                         (682,841)      (682,841)
                                    ------------   ---------  ------------  -------------   ------------

BALANCE, SEPTEMBER 30, 1997           19,084,751   $  19,085  $ 10,296,430  $  (5,254,612)  $  5,060,903
                                    ============   =========  ============  =============   ============

                   See accompanying notes to consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE YEAR ENDED
                                                                     SEPTEMBER 30,
                                                               ------------------------
                                                                  1997         1996
                                                               ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $(682,841)   $(1,056,956)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                             652,579        675,950
       Compensation element of stock warrants                     31,250         18,750
       Loss on disposal of equipment                                              6,948
   (Increase) Decrease in:
     Accounts receivable                                         (64,544)        13,924
     Prepaid expenses                                              6,042          7,260
     Inventory                                                    23,674          6,687
     Other assets                                                 11,117         (5,975)
   Increase (Decrease) in:
     Accounts payable                                            (23,291)        44,750
     Accrued expenses                                             10,343        (10,255)
     Accounts payable - related party                            117,154         14,098
                                                               ---------    -----------
       Net Cash Provided by (Used in) Operating Activities        81,483       (284,819)
                                                               ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                         (220,282)
   Proceeds from sale of equipment                                              195,000
                                                               ---------    -----------
       Net Cash Provided by (Used in) Investing Activities      (220,282)       195,000
                                                               ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Decrease in Restricted cash                                  16,883         11,979
     Proceeds from sale of common stock, net                         250         50,000
     Proceeds from loans                                         171,700        150,000
     Payment on loans                                            (86,075)       (50,000)
                                                               ---------    -----------

       Net Cash Flows Provided by Financing Activities           102,758        161,979
                                                               ---------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (36,041)        72,160

Cash and Cash Equivalents - Beginning of Year                    151,079         78,919
                                                               ---------    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                        $ 115,038    $   151,079
                                                               =========    ===========

          See accompanying notes to consolidated financial statements.

                                                              FOR THE YEAR ENDED
                                                                 SEPTEMBER 30,
                                                           ---------------------
                                                              1997        1996
                                                           ---------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
    Interest                                               $   8,132    $ 32,208
                                                           =========    ========
  Net fixed assets reclassed as inventory                  $  19,012
                                                           =========
  Inventory reclassed as fixed assets                      $ 115,911    $ 81,600
                                                           =========    ========
  Asset additions from related party payables                           $ 68,200
                                                                        ========
  Exchange of common stock for debt                                     $300,000
                                                                        ========
  Exchange of common stock for credit facilities                        $150,000
                                                                        ========

The Company paid no income taxes for the years ended September 30, 1997 and 1996, respectively.

          See accompanying notes to consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

  Rochem Environmental, Inc. (the Company) and its wholly-owned subsidiary, Separation Technology Systems, Inc. (STS) are engaged primarily in the business of providing industrial waste water treatment services and equipment to companies in the refining, petrochemical, oil and gas production and related industries. Patented technology licensed through a distributor agreement from Rochem Separation Systems, Inc. (RSS) gives the Company exclusive rights to market this product to these industries in the 48 contiguous states and in other areas outside the United States on a case-by-case basis. The patented technology licensed by the Company is based on the recovery of clean water and valuable products using membrane separation technology. The Company currently markets reverse osmosis, nanofiltration and ultrafiltration membrane separation systems. Target applications have been the use of the patented technology to recover purified water for discharge or reuse from waste waters, process waters and ground waters.

  At September 30, 1997, Argentaurum SA, an affiliate of Rochem AG and RSS owned 47.9% of the outstanding stock of the Company. Another 10.6% of the outstanding stock of the Company is owned by Lefco Environmental Technology, Inc. and its related parties.

  PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, STS. Significant intercompany accounts and transactions have been eliminated upon consolidation.

  REVENUE RECOGNITION

  The Company offers its waste water treatment equipment for use in service projects, for sale or lease. The associated revenues are either recognized upon performance of the services, the shipment of the related product, or over the terms of the related lease contract.

  CASH AND CASH EQUIVALENTS

  The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

  All of the Company's cash and cash equivalents were deposited in one bank at September 30, 1997 and 1996. At times, such deposits may be in excess of the federally insured limits. Management has reviewed the credit worthiness of this financial institution and believes that any credit risk is minimal.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1997 AND 1996

  INVENTORY

  Inventory is comprised of parts and related components held for use in the assembly of equipment or the operation of the Company. These component parts and supplies are stated at the lower of cost or market and are accounted for on the specific identification method.

  PROPERTY AND EQUIPMENT

  Property and equipment are carried at cost and are depreciated using estimated service lives, which range from two to ten years. Depreciation is computed using the straight-line method. Repairs and maintenance costs are charged against income and betterments are capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing the costs and accumulated depreciation accounts, with any resulting gain or loss reflected in income.

  INTANGIBLE ASSETS

  Intangible assets consist of a distributor agreement (see Note 5) and organization costs. These assets are carried at cost and amortized on a straight-line basis over their estimated useful lives of fifteen years and five years, respectively.

  LOSS PER SHARE

  The computation of loss per share is based on the weighted average number of shares outstanding during the period.

  INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end. The Company provides a valuation allowance to reduce deferred tax assets to their estimated net realizable value.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts of cash and cash equivalents and notes payable approximates fair value because of the short-term maturity of these instruments.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1997 AND 1996

  VALUATION OF LONG-LIVED ASSETS

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

  USE OF ESTIMATES

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

  RECLASSIFICATIONS

  Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation. The reclassification had no effect on net loss.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6, the Company has exercised loan facilities for $150,000, of which $125,000 is due and payable within fiscal 1998. The Company had a working capital deficit of $391,794 and $232,541 at September 30, 1997 and 1996, respectively. The Company is currently in negotiations for several contracts that the Company believes will generate sufficient cash flows to fund operations and meet working capital needs during fiscal year 1998. Because the timing of these contracts cannot be controlled, the Company is evaluating and exploring other financing alternatives.

In the event additional funding is required, the Company will consider alternatives to do so through a combination of efforts or methods, including additional extensions on its notes payable, joint ventures, equity investors, venture capital groups, institutions, issuance of convertible or subordinated debt, or a form of business combinations. Should the need arise for the use of any of these methods to raise capital, there can be no assurances that any of these alternatives will be available to the Company.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1997 AND 1996

NOTE 3 - INVENTORY

Inventory at September 30, 1997 and 1996, consisted of the following:


                                                        1997               1996
                                                     --------           --------
Parts inventory                                      $  6,809           $  1,470
Component inventory                                    70,194            196,106
                                                     --------           --------
                                                     $ 77,003           $197,576
                                                     ========           ========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 1997 and 1996, consisted of the following:

                                                        1997               1996
                                                 -----------        -----------
Testing equipment                                $   703,086        $   691,713
Rental service equipment                           1,528,921          1,235,271
Leasehold improvements                                24,724             24,724
Other                                                 40,255             52,085
                                                 -----------        -----------
                                                   2,296,986          2,003,793
Less:Accumulated depreciation                     (1,064,777)          (813,555)
                                                 -----------        -----------
                                                 $ 1,232,209        $ 1,190,238
                                                 ===========        ===========

The Company utilizes testing equipment for the demonstration of the patented technology for customers to evaluate the performance of the systems. The use and sale of this equipment generated revenues of $278,718 and $201,453 for the years ended September 30, 1997 and 1996, respectively.

Depreciation expense was $275,210 and $298,614 for the years ended September 30, 1997 and 1996, respectively.

In June, 1996, the Company sold a Disc Tube System to an Arkansas landfill for $195,000. This unit had previously been used by the Company as testing equipment which generated revenue in prior reporting periods. The Company realized a loss of $4,026 on the sale of the system.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1997 AND 1996

NOTE 5 - INTANGIBLE ASSETS

Intangible assets at September 30, 1997 and 1996, consisted of the following:


                                                     1997               1996
                                                 -----------        -----------
Distributor agreement                            $ 5,657,240        $ 5,657,240
Organization costs                                      --                1,000
                                                 -----------        -----------
                                                   5,657,240          5,658,240
Less: Accumulated amortization                    (1,509,194)        (1,132,825)
                                                 -----------        -----------
                                                 $ 4,148,046        $ 4,525,415
                                                 ===========        ===========

In December, 1992, STS entered into a five-year distributor agreement with RSS which included a five-year extension solely at the option of the Company, whereby STS purchased the exclusive rights to distribute RSS's waste water treatment systems and related equipment and services for all petroleum based waste water applications in Texas and Louisiana. This distributor agreement included significant minimum purchase requirements by the Company and involved the option for RSS to cancel the agreement in the event these minimum purchase requirements were not met. In exchange for these distribution rights, STS issued to RSS 875,000 shares of its common stock, valued at management's estimate of the fair value of the rights under the agreement. In October, 1993, the Company entered into a distributor agreement which includes all 48 contiguous United States in the Company's distribution territory. Also, the terms of the agreement were extended to ten years, which included a five year extension solely at the option of the Company and eliminated all previous minimum purchase requirements. The Company created, authorized and issued 1,000,000 shares of preferred stock designated as Series A Preferred stock as payment for extended territorial rights. As a result of this transaction, the Company recorded the additional territorial rights at their estimated fair value of $5,648,490 which is being amortized over the fifteen-year life of the agreement. Pursuant to the terms of the Series A Preferred Stock, all of such shares were converted during December 1993, into 5,764,714 shares of Company common stock.

In January, 1996, the Company gained the right to buy equipment and modules directly from the Rochem Group at an increased discount. Additionally, in January, 1996, the Company gained the right to be the exclusive agent for RSS for applications utilizing the leachate and desalination systems in the State of Arkansas for a period of two years.

Despite recurring losses, the management believes that it is at least reasonably possible, by its estimation, to recover the value of this asset from future cash flows. Management's estimates are based on the continuing success of the technology in Europe, the existing and growing needs for membrane separation technology in the United States, and the sales and marketing efforts of the Company. However, management's estimates of future cash flows are subject to change, and any reductions in these estimated cash flows could materially reduce the valuation of the intangible asset.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1997 AND 1996

NOTE 6 - NOTES PAYABLE

Notes payable as of September 30, 1997 and 1996, are as follows:

                                                                          1997       1996
                                                                        --------   --------
  Notes payable to banks

    9.5%, secured by equipment, due in monthly
      installments of principal and interest of $3,794,
      or on demand, matures September 16, 1998                          $ 43,249

    10.5%, secured by equipment, due in monthly installments of $20,631
      including interest, matures November 13, 1997                       40,676

    Other                                                                  1,700
                                                                        --------
                                                                        $ 85,625
                                                                        ========
  Notes payable to related party

    10%, unsecured, principal and interest due July 27,
      1998                                                              $ 50,000

    10.5%, secured by equipment, due in monthly installments
      of principal and interest of $1,062, due September 1997                      $ 50,000

    Secured by equipment, interest at the prime rate
      plus 2%, principal and interest due June 28,
      1998                                                                25,000     25,000

    10%, unsecured, principal and interest due July 19,
      1998                                                                50,000     50,000

    10%, unsecured, principal and interest due
      December 25, 1998                                                   25,000     25,000
                                                                        --------   --------
                                                                         150,000    150,000
    Less: Current portion                                                125,000    150,000
                                                                        --------   --------
                                                                        $ 25,000   $      0
                                                                        ========   ========

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1997 AND 1996

NOTE 7 - FACTORING ARRANGEMENT

The Company has entered into a factoring arrangement with Citizen's Bank (the
Bank) to factor the Company's receivables. Under the factoring arrangement, the bank purchases the Company's receivables at a discount of 2.05%. As a result, the Company receives cash for these receivables at the time the invoice is issued to the customer. Under the terms of the factoring arrangement, the Bank retains 10% of the total invoice amount in a reserve bank account until the customer pays the invoice. This account is maintained by the Bank under the Company's name and has been accounted for as restricted cash. In the event a customer defaults on an invoice, the Company is required to repay the Bank the cash it was advanced for that particular invoice. To assure repayment in the event of default on an invoice, the Company obtained a $275,000 line-of-credit with the Bank, which can be initiated only in the event of nonpayment of an invoice. Substantially all of the Company's property and equipment is pledged as collateral for this agreement. The agreement expires April 1, 1998. For accounting purposes, the receivables are considered sold at the time cash is received by the Company from the Bank.

Total proceeds to the Company from the factoring of receivables during the years ended September 30, 1997 and 1996, were approximately $895,000 and $437,000, respectively. Of this amount, $6,465 was held in the reserve account and thereby restricted at September 30, 1997. Approximately $64,400 of receivables factored during 1997 were unpaid at September 30, 1997. No balance was outstanding on the related line-of-credit at September 30, 1997 and 1996.

NOTE 8- CAPITAL STOCK TRANSACTIONS

In connection with a previous offering, 17,000 warrants were issued to the Company's placement agent. These warrants are exercisable through September, 1998, at an exercise price of $1.80 per share of common stock. No warrants have been exercised to date.

In November, 1993, the Company entered into warrant agreements with two of its employees which grant the sale of 250,000 shares of common stock at an exercise price of $1 per share. No warrants have been exercised to date. The warrants expire in November and December, 1998.

In July, 1995, the Company sold a total of 1,200,000 shares of common stock at a price of $0.175 per share in a private placement transactions pursuant to Regulation S. Associated with this transaction, the Company issued warrants to the placement agents to purchase up to a total of 120,000 shares at an exercise price of $0.35 per share. These warrants expire July 7, 2000, and no warrants have been exercised to date.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1997 AND 1996

In January, 1996, the Company entered into a five-year employment agreement with Erick J. Neuman. As part of the agreement, Mr. Neuman was granted the following five-year warrants: (i) one warrant to purchase a total of 250,000 shares at $0.001 per share provided that Mr. Neuman is employed with the Company on December 31, 1996; (ii) a warrant to purchase a total of 250,000 shares at $0.001 per share which vest 25% per calendar quarter of 1997, provided that Mr. Neuman is employed by the Company on these dates; (iii) a warrant to purchase 250,000 shares at $0.10 per share, which vest based upon the Company attaining certain financial goals; and (iv) a warrant to purchase 250,000 shares at $0.25 per share, which vest based upon the Company attaining certain financial goals. These warrants are effective January 1, 1996, and expire on December 31, 2000. Compensation expense related to the warrant grants was $31,250 and 18,750 in 1997 and 1996, respectively. During January 1997, Mr. Neuman exercised his warrant to purchase 250,000 shares.

Had the company elected to apply Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, using the fair value based method, there would have been no effect on the Statements of Operations for the years ended September 30, 1997 and 1996.

The fair value of the options at date of grant was estimated using the Black-Scholes Model with the following assumptions:


                                                                      1996
                                                                   -----------
              Risk-free interest rate                                 5.2%
              Expected life                                        1 - 5 years
              Expected dividends                                      None

The following table summarizes stock option activity:

                                                1997                         1996
                                      ---------------------------   --------------------------
                                        STOCK          PRICE          STOCK         PRICE
                                       OPTIONS       PER SHARE       OPTIONS      PER SHARE
                                      ----------    -------------   ---------   --------------
  Beginning of period                  1,387,000    $ .35 - $1.80     387,000   $.35 - $1.80
  Granted                                                           1,000,000   .001 - .25
  Exercised                             (250,000)            .001
                                      ----------    -------------   ---------   --------------
  End of period                        1,137,000    $.001 - $1.80   1,387,000   $.001 - $1.80
                                      ==========    =============   =========   ==============
  Exercisable at
    September 30                         574,500    $.001 - $1.80     387,000   $.35 - $1.80
                                      ==========    =============   =========   ==============

Weighted-average fair value of options granted during the year                  $        .0575
                                                                                ==============

Additionally, in January, 1996, the Company exchanged 3,000,000 shares of common stock for $300,000 in debt, credit facilities of $150,000 and additional technology marketing rights.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1997 AND 1996


NOTE 9 - INCOME TAXES

Deferred income taxes under SFAS No. 109 reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 1997 and 1996, are as follows:


                                                   1997                 1996
                                               -----------          -----------
Deferred tax assets:
  Net operating loss                           $ 1,809,000          $ 1,577,000
  Valuation allowance                           (1,809,000)          (1,577,000)
                                               -----------          -----------
  Net deferred taxes                           $         0          $         0
                                               ===========          ===========

At September 30, 1997 and 1996, the Company had net operating loss carryforwards available to offset future taxable income of approximately $5,302,000 and $4,639,000, respectively. These amounts expire during the years 2008 through 2012. Under federal tax law, the amount and availability of loss carryforwards (and certain other tax attributes) are subject to a variety of interpretations and restrictive tests applicable to the Company and its subsidiaries. The utilization of such carryforwards could be limited or effectively lost upon certain changes in ownership. Accordingly, while the Company believes certain loss carryforwards are available to it, no assurance can be given concerning such loss carryforwards or whether such loss carryforwards will be available in the future.

NOTE 10 - OPERATING LEASES

The Company leases office space under an operating lease which expires in March, 2000. Future minimum lease payments as of September 30, 1997 are as follows:


              FOR THE YEAR ENDED
                 SEPTEMBER 30,
              ------------------
                    1998                  $ 82,750
                    1999                    85,750
                    2000                    36,250
                                          --------
                                          $204,750
                                          ========

Future minimum payments have not been reduced by 1998 sublease rentals aggregating approximately $16,000, under noncancelable subleases with related parties (see Note 11).

Rental expense for the Company for the years ended September 30, 1997 and 1996, was approximately $22,050 (net of approximately $54,700 of sublease income) and $23,050 (net of approximately $53,700 of sublease income), respectively.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996


NOTE 11 - RELATED PARTY TRANSACTIONS

During the year ended September 30, 1996, the Company purchased inventory from RSS totaling $29,366. The Company leased certain equipment to Lefco for $1,200 and $18,703 for the years ended 1997 and 1996, respectively.

The Company leased certain vehicles from employees. Expenses under these leases were approximately $30,600 for the year ended September 30, 1996. The Company also subleases office space to Lefco and Rochem Technical Services, Ltd. (See
Note 10).

As of September 30, 1997 and 1996, the Company had notes payable to a related party of $150,000. Interest expense related to these notes for the years ended September 30, 1997 and 1996 was approximately $15,000 and $4,500, respectively.

As of September 30, 1997 and 1996, the Company has payables to RSS and Fluid Separation Systems, an affiliate of Rochem AG, of $147,177 and $30,023, respectively.

During the year ended September 30, 1997, the Company had sales to Fluid Separation Systems totaling $28,814.

NOTE 12- COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement with an employee. As of September 30, 1997, the aggregate commitment for future salaries is approximately $373,750 through December 31, 2000.

NOTE 13 - SIGNIFICANT CUSTOMERS AND SUPPLIERS

The Company's services and equipment sales are currently concentrated with a few customers in the petroleum, chemical and environmental industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

During the years ended September 30, 1997 and 1996, the Company had revenues from two customers comprising approximately 82% and 75% of the Company's revenue, respectively. Loss of either of these customers would have a material adverse impact on the Company's financial position and results of operations.

The Company currently only purchases key components of the licensed technology from the licensor, RSS and Rochem AG, which has been fabricating these components since 1981. Although the components can be fabricated using available manufacturing techniques, a loss of this supplier could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1997 AND 1996

NOTE 14 - SIMPLIFIED EMPLOYEE PENSION PLAN

Effective December 1, 1996, the Company established an employee defined contribution pension plan for all eligible employees. Employees are permitted to defer up to 15% of their compensation. The Company may make discretionary contributions of a percentage of participants' compensation. The Company made no contributions to the plan during 1997.

                                   SIGNATURES

      In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ROCHEM ENVIRONMENTAL, INC.

                                    By:   /s/ ERICK J. NEUMAN
Dated:  January 12, 1998                  Erick Neuman
                                          President, Chief Executive Officer,
                                          Chief Financial Officer; Principal
                                          Accounting Officer; and Secretary

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ WILLIAM E. BRACKEN
    William E. Bracken        Director          January 12, 1998

/s/ DAVID A. LAMONICA
    David A. LaMonica         Director          January 12, 1998

/s/ PHILIP LEFEVRE
    Philip LeFevre            Director          January 12, 1998

                                  EXHIBIT INDEX


      (a)   The following exhibits are incorporated by reference thereto:

      EXHIBIT
      NUMBER            IDENTIFICATION OF EXHIBIT
      ------            -------------------------
      2.1(1)            -     Reorganization Agreement
      3.1(2)            -     Amended and Restated Articles of Incorporation
      3.2(5)            -     Bylaws
      4.1(5)            -     Common Stock Specimen
      4.2(4)            -     Certificate of Designation of Preferences, Rights
                              and Limitations of Series A Preferred Stock
      4.3(4)            -     Certificate of Designation of Preferences, Rights
                              and Limitations of Series B Preferred Stock
      10.1(2)           -     Distributor Agreement
      10.2(4)           -     Asset Purchase Agreement
      10.3(2)           -     Term Sheet
      10.4(6)           -     Facilities Lease Agreement
      10.5(6)           -     Termination Agreement Between Company and GH
                              Venture Group
      10.6(6)           -     Agreement Between Company and Lefco Environmental
                              Technology, Inc.
      10.7(6)           -     Agreement Between Company and Rochem Separation
                              Systems, Inc.
      10.8(6)           -     Agreement Between Company and Rochem AG
      16.1(3)           -     Letter regarding change in certifying accountant
      16.2(3)           -     Letter regarding change in certifying accountant
      16.3(7)           -     Letter regarding change in certifying accountant
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

    (7) Previously filed as an exhibit on Form 8-K dated October 24, 1997.