Form 10QSB
period 1997-12-31
ROCHEM ENVIRONMENTAL INC
filed 1998-02-17
CIK 759824

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1997.

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

                        Yes [X]       No   [ ]


      As of February 12, the registrant had 19,084,751 shares of Common Stock, par value $.001 per share, issued and outstanding.

      Transitional Small Business Disclosure Format.(Check one):

                        Yes   [ ]         No     [X]

                           ROCHEM ENVIRONMENTAL, INC.

                            FORM 10-QSB REPORT INDEX

10-QSB PART AND ITEM NO.

      Part I      Financial Information

            Item 1.  Financial Statements (Unaudited)

                       Consolidated balance sheet as of
                         December 31, 1997.................................... 3

                       Consolidated statement of operations for the
                         three months ended December 31, 1997 and 1996........ 4

                       Consolidated statement of cash flows for the
                         three months ended December 31, 1997 and 1996........ 5

                       Notes to consolidated financial statements............. 6

            Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.................... 7

      Part II    Other Information

            Item 1.  Legal Proceedings....................................... 10
            Item 2.  Changes in Securities................................... 10
            Item 3.  Defaults Upon Senior Securities......................... 10
            Item 4.  Submission of Matters to a Vote of Security Holders..... 10
            Item 5.  Other Information....................................... 10
            Item 6.  Exhibits and Reports on Form 8-K........................ 10
            Signatures....................................................... 12

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1997
                                   (Unaudited)

ASSETS
Current assets:
        Cash and cash equivalents ............................     $     74,710
        Restricted cash ......................................           21,773
        Trade accounts receivable ............................          107,978
        Prepaid expenses .....................................           34,418
                                                                   ------------
                Total current assets .........................          238,879

Inventory ....................................................           83,872
Property and equipment, net ..................................        1,123,137
Intangible assets, net .......................................        4,053,763
Other assets .................................................           20,439
                                                                   ------------
                Total assets .................................     $  5,520,090
                                                                   ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable .....................................     $    193,460
        Accrued expenses .....................................           70,460
        Notes Payable ........................................           33,444
        Payable to related parties ...........................          200,478
        Notes payable to related parties .....................          125,000
        Deferred Income ......................................            8,222
                                                                   ------------
                Total current liabilities ....................          631,064
Note payable to related party ................................           25,000
                                                                   ------------
                Total liabilities ............................          656,064

Stockholders' equity:
        Common stock, $.001 par value, 50,000,000
                shares authorized, 19,084,751 issued and
                outstanding ..................................           19,085
        Preferred stock, no par value, 10,000,000 shares
                authorized, none outstanding
        Additional paid-in capital ...........................       10,302,680
        Accumulated deficit ..................................       (5,457,739)
                                                                   ------------
                Total stockholders' equity ...................        4,864,026
                                                                   ------------
                Total liabilities and
                  stockholders' equity .......................     $  5,520,090
                                                                   ============

  The accompanying notes are an integral part of the consolidated financial statements.

                  ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                             Three months ended December 31,
                                        ----------------------------------------
                                                       1997             1996
                                                  ------------     ------------
Revenues:
  Service and Lease ..........................    $    364,402     $    242,262
  Product sales ..............................          30,000             --
                                                  ------------     ------------
       Total revenues ........................         394,402          242,262

Cost of sales:
   Service and Lease .........................         214,201          119,131
   Product sales .............................          15,630             --
   Depreciation expense ......................          36,938           36,746
                                                  ------------     ------------
      Total cost of sales ....................         266,769          155,877
                                                  ------------     ------------
Gross profit .................................         127,633           86,385

Selling, general and administrative
   expenses:
   Depreciation and amortization expense .....         115,518          120,653
   Other expenses ............................         210,597          155,613
                                                  ------------     ------------
      Total selling, general and
        administrative expenses ..............         326,115          276,266
Interest expense, net ........................           4,647            7,889
                                                  ------------     ------------
   Net loss ..................................        (203,129)        (197,770)
                                                  ------------     ------------
   Net loss applicable to common stock .......    $   (203,129)    $   (197,770)
                                                  ============     ============
   Net loss per share ........................    $      (0.01)    $      (0.01)
                                                  ============     ============
Weighted average shares outstanding ..........      19,084,751       18,834,751
                                                  ============     ============

    The accompanying notes are an integral part of the consolidated financial statements.

                  ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                            Three months ended
                                                               December 31,
                                                         ----------------------
                                                            1997         1996
                                                         ---------    ---------
Cash flows from operating activities:
Net loss .............................................   ($203,129)   ($197,770)
        Adjustments to reconcile net loss
          to net cash used in operating activites:
                Depreciation and
                  amortization .......................     152,456      157,399
                Basis of assets sold .................      90,258            0
                Compensation element of
                  stock warrants .....................       6,250        6,250
        Changes in assets and liabilities:
                Trade accounts receivable ............      (7,479)         200
                Inventory.............................      (6,868)           0
                Prepaid expenses .....................      14,474       16,690
                Other assets .........................           0         (180)
                Accounts payable .....................       3,976      (24,004)
                Accrued expenses .....................     (16,128)     (33,276)
                Deferred revenues ....................       8,222            0
                Payable to related party .............      24,487
Net cash provided by (used in) operating
  activities .........................................      66,519      (73,073)
                                                         ---------    ---------
Cash flows from investing activities:
                Capital expenditures .................     (39,358)           0
                                                         ---------    ---------
Net cash used in investing activities ................     (39,358)           0
                                                         ---------    ---------
Cash flows from financing activities:
               Increase in restricted cash ...........     (15,308)      10,192
               Loan Payments .........................     (52,181)           0
                                                         ---------    ---------
Net cash provided by financing activities ............     (67,489)      10,192

Net increase (decrease) in cash and
  cash equivalents ...................................     (40,328)     (62,881)
Cash and cash equivalents beginning of period ........     115,038      151,079
                                                         ---------    ---------
Cash and cash equivalents end of period ..............   $  74,710    $  88,198
                                                         =========    =========
Supplemental disclosure of cash flow information:
        Interest paid ................................   $   4,647    $   8,045
        Income tax paid ..............................           0            0

  The accompanying notes are an integral part of the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. GENERAL:
   The accompanying consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. Please refer to the audited financial statements for the year ended September 30, 1997, for details of accounting policies and accounts.

2. SIGNIFICANT CUSTOMERS:
   The Company had sales constituting approximately 79% of revenue from two customers during the three months ended December 31, 1997.

3. NOTES PAYABLE:
   Notes payable as of December 31, 1997 are as follows:

   Notes payable to banks 9.5%, secured by
   equipment, due in monthly installments
   of principal and interest of $3,794,
   or on demand, matures September 16, 1998 ...................         $ 31,866
   Other ......................................................            1,578
                                                                        --------
                                                                        $ 31,444
                                                                        ========
   Notes payable to related party
   10%, unsecured, principal and interest
   due July 27, 1998 ..........................................         $ 50,000
   Secured by equipment, interest at the prime
     rate plus 2%, principal and interest due
     June 28, 1998 ............................................           25,000
   10%, unsecured, principal and interest due
     July 19, 1998 ............................................           50,000
   10%, unsecured, principal and interest due
     December 25, 1998 ........................................           25,000
                                                                        --------
                                                                         150,000
   Less: Current portion ......................................          125,000
                                                                        --------
                                                                        $ 25,000
                                                                        ========

4. SUBSEQUENT EVENT:

   On January 1, 1998, Pall Corporation purchased 8,589,714 shares of the Company's common stock held by Swiss-based Rochem Group. These shares represent 45% of the Company's total outstanding shares. This purchase was part of Pall Corporation's acquisition of the Rochem Group's reverse osmosis and nanofiltration technologies.

ITEM 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      This section contains forward-looking statements that are based on current Company expectations and are subject to a number of factors that could cause actual results to differ materially. Such factors include, but are not limited to, market demand, competitive pricing considerations, regulatory approval and market acceptance of new technologies.

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

      The Company's consolidated revenues grew by 63% to $394,402 for the three months ended December 31, 1997, from $242,262 for the three months ended December 31, 1996. The increased revenue is due to a product lease contract, product sales and increased service work during the three months ended December 31, 1997 as compared to the three months ended December 31, 1996.

      The revenue generated by service activity as a percent of total continues to be balanced with a growth in product lease and product sales indicating an increase in customer base as evidenced by 73% of the three months ended December 31, 1997 revenue being provided by service activities as compared to 100% for the three months ended December 31, 1996.

      Gross profit increased by 48% to $127,633 for the three months ended December 31, 1997 as compared to $86,385 for the three months ended December 31, 1996. This increase was primarily achieved through revenue growth over the previous period.

      Selling, general and administrative expenses increased to $326,115 for the three months ended December 31, 1997 from $276,266 for the three months ended December 31, 1996, of which approximately $115,518 and $120,653, respectively, were non-cash expenses associated with amortization and depreciation. This increase resulted primarily from the timing of tax payments, insurance credits and an increase in personnel and related costs. The expenses associated with tax payments and insurance credits will not be reoccurring through the 1998 fiscal year. The costs associated with personnel are related with the Company's growth strategy and expanded activities.

      Interest expense decreased to $4,647 for the three months ended December 31, 1997 from $7,889 for the three months ended December 31, 1996.

      Net loss increased to $203,129 for the three months ended December 31, 1997 from $197,770 for the three months ended December 31, 1996. This increase is primarily due to the impact of nonrecurring expenses and the Company's investment in strategic personnel that are expected to result in increased revenue and gross profit in future periods.

      As of December 31, 1997, the Company had a total of 10 employees, 7 of whom were involved in field operations and testing, 1 devoted full time to sales activities and 2 involved in the general administrative and financial areas.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 1997, the Company had a working capital deficit of $392,185 and a quick ratio of 0.4 to 1.0 as compared to net working capital deficit of $266,842 and a quick ratio of 0.3 to 1.0 on December 31, 1996. This increase in working capital deficit is primarily due to the increase in current liabilities for capital expenditures to acquire rental service equipment and is related to an increase in accounts payable to related parties. Current assets increased to $238,879 as of December 31, 1997 from $136,113 as of December 31, 1996. Inventory decreased to $83,872 as of December 31, 1997 from $197,576 at December 31, 1996. This reduction in inventory was due to the transfer of equipment from inventory to rental service equipment for which the Company had a contract.

      Net cash provided by operating activities in the three months ended December 31, 1997 was $66,519. In contrast, in the three months ended December 31, 1996 operating activities used $73,073. This increase in net cash provided by operating activities is primarily due to the Company's improvement in gross profit net of non-cash adjustments.

      Net cash used for the purchase of capital equipment during the three months ended December 31, 1997 was $39,358 as compared to $0 during the three months ended December 31, 1996. This additional rental service equipment was acquired to support contract work that is expected to continue through Fiscal 1998.

      During the three months ended December 31, 1997, financing activities used net cash of $67,489. These financing activities were primarily the retirement of a loan.

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

      In Fiscal 1996, the Company had not generated sufficient internal cash flow to fund operations and to satisfy the debt obligations to Rochem AG and Lefco. In January 1996, the Company entered into an agreement with Rochem AG whereby Rochem AG converted the principal amount of its January 1995 $50,000 loan into 500,000 shares of Company Common Stock, purchased an additional 500,000 shares of Company common stock for $50,000, and agreed to provide the Company a $100,000 credit facility to meet working capital needs during Fiscal 1996. Through this credit facility, Fluid Separation Systems loaned the Company $25,000 in December 1995, $50,000 in February 1996 and $25,000 in July 1996. On January 31, 1996,
the Company used the proceeds of these transactions to retire a $50,000 loan from Citizens Bank. In December 1996, Fluid Separation Systems granted extensions to the maturity date and waived interest payments until the maturity date of the loans. The loans bear interest of prime plus 2% for the December 1995 loan and 10% for the February and July 1996 loans and are due June 1998, July 1998 and December 1998, respectively.

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

      As noted above, the Company has had a working capital deficit of $392,185 including $125,000 due and payable within Fiscal 1998 from loan facilities provided by a related party. In Fiscal 1997, the Company made capital investments to acquire additional and to upgrade existing rental service equipment for present customers. These investments are expected to continue to provide additional cash in Fiscal 1998. The Company is currently in negotiations for several contracts that the Company believes will generate sufficient cash flows to continue to fund operations and meet working capital needs during Fiscal 1998. Because the timing of these projects cannot be controlled, the Company is evaluating and exploring other financing alternatives. In the event additional funding is required, the Company will consider alternatives to do so through a combination of efforts or methods, including additional extensions on its notes payable, financing rental service equipment or contracts, joint ventures, equity investors, venture capital groups, institutions, issuance of convertible or subordinated debt, or a form of business combinations. Should the need arise for the use of any of these methods to raise capital, there can be no assurances that any of these alternatives will be available to the Company.

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

            None


ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are incorporated by reference thereto:

            EXHIBIT
            NUMBER      IDENTIFICATION OF EXHIBIT

            2.1(1)      -     Reorganization Agreement
            3.1(2)      -     Amended and Restated Articles of Incorporation
            3.2(5)      -     Bylaws
            4.1(5)      -     Common Stock Specimen
            4.2(4)      -     Certificate  of   Designation  of   Preferences,
                              Rights and Limitations of Series A Preferred Stock
            4.3(4)      -     Certificate  of   Designation  of   Preferences,
                              Rights and Limitations of Series B Preferred Stock
            10.1(2)     -     Distributor Agreement
            10.2(4)     -     Asset Purchase Agreement
            10.3(2)     -     Term Sheet
            10.4(6)     -     Facilities Lease Agreement
            10.5(6)     -     Termination  Agreement  Between  Company  and GH
                              Venture Group
            10.6(6)     -     Agreement Between Company and Lefco Environmental
                              Technology, Inc.

            10.7(6)     -     Agreement  Between Company and Rochem Separation
                              Systems, Inc.
            10.8(6)     -     Agreement Between Company and Rochem AG
            10.9(7)     -     Employment Agreement With Erick Neuman
            16.1(3)     -     Letter regarding change in certifying accountant
            16.2(3)     -     Letter regarding change in certifying accountant
            16.2(7)     -     Letter regarding change in certifying accountant
      -------------------

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


                                          ROCHEM ENVIRONMENTAL, INC.
                                                  (Registrant)

Date:  February 17, 1998                  By:/S/ ERICK  J. NEUMAN
                                          Erick J. Neuman, President;
                                          Secretary; Chief Executive Officer,
                                          Chief Financial Officer, and
                                          Principal Accounting Officer

Date:  February 17, 1998                  By: /S/ WILLIAM E. BRACKEN
                                          William E. Bracken, Vice-President