Form 10QSB
period 1998-03-31
ROCHEM ENVIRONMENTAL INC
filed 1998-05-15
CIK 759824

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

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

                             Yes       X    No

        As of May 6, 1998, the registrant had 19,084,751 shares of Common Stock, par value $0.001 per share, issued and outstanding.

        Transitional Small Business Disclosure Format. (Check one):

                             Yes            No       X

                           ROCHEM ENVIRONMENTAL, INC.

                            FORM 10-QSB REPORT INDEX

10-QSB PART AND ITEM NO.

        Part I Financial Information

               Item 1.  Financial Statements (Unaudited)

                            Consolidated balance sheet as of
                               March 31, 1998. . . . . . . . . . . . . . . . . . . . . 3

                             Consolidated statement of operations for the three
                               months ended March 31, 1998 and 1997 . . . . . . . . .  4

                             Consolidated statement of operations for the six
                               months ended March 31, 1998 and 1997. . . . . . . . . . 5

                             Consolidated statement of cash flows for the six
                                months ended March 31, 1998 and 1997 . . . . . . . . . 6

                             Notes to consolidated financial statements  . . . . . . . 7

               Item 2.       Management's Discussion and Analysis of Financial
                                  Condition and Results of Operations. . . . . . . . . 9

        Part II Other Information

               Item 1.       Legal Proceedings. . . . . . . . . . . . . . . . . .. . .13

               Item 2.       Changes in Securities . . . . . . . . . . . . .. .  . . .13
               Item 3.       Defaults Upon Senior Securities . . . . . . . . . . . . .13
               Item 4.       Submission of Matters to a Vote of Security Holders.. . .13
               Item 5.       Other Information . . . . . . . . . . . . . . . . . . . .13

               Item 6.       Exhibits and Reports on Form 8-K. . . . . . . . . . . . .14
               Signature. . . . . . . . . . . . . . . . .. . . . . . . . . . . . . .  15

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 1998
                                   (Unaudited)

         ASSETS
Current assets:
        Cash and cash equivalents                                    $132,824
        Trade accounts receivable                                     105,460
        Prepaid expenses                                               17,026
                                                              ----------------
                Total current assets                                  255,310

Inventory                                                              84,036
Property and equipment, net                                         1,010,838
Intangible assets, net                                              3,959,478
Other assets                                                           20,639
                                                              ----------------
                Total assets                                       $5,330,301
                                                              ================

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

        Accounts payable                                             $234,437
        Accrued expenses                                               74,537
        Payable to related parties                                    201,250
        Notes payable to related parties                              125,000
                                                              ----------------
                Total current liabilities                             635,224
Long term note payable to related party                                25,000

                                                              ----------------
                Total liabilities                                    $660,224
Stockholders' equity:

        Common stock, $.001 par value, 50,000,000
                shares authorized, 19,084,751  issued and
                outstanding                                            19,085
        Preferred stock, no par value, 10,000,000 shares
                authorized, none outstanding                                0
        Additional paid-in capital                                 10,302,680
        Accumulated deficit                                        (5,651,688)
                                                              ----------------
                Total stockholders' equity                          4,670,077
                                                              ----------------
                Total liabilities and stockholders' equity         $5,330,301
                                                              ================


   The accompanying notes are an integral part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                          1998           1997
                                                    ------------   ------------
Revenues:
  Service and lease ..............................  $    339,121   $    263,542
  Product sales ..................................        32,021         93,157
                                                    ------------   ------------
       Total revenues ............................       371,142        356,699

Cost of sales:
   Service and lease .............................       199,352        107,945
   Product sales .................................        12,791         41,954
   Depreciation ..................................        36,938         38,306
                                                    ------------   ------------
      Total cost of sales ........................       249,081        188,205
                                                    ------------   ------------

Gross profit .....................................       122,061        168,494

Selling, general and administrative expenses:
   Depreciation and amortization expense .........       115,518        120,653
   Other expenses ................................       182,987        219,165
                                                    ------------   ------------
      Total selling, general and
      administrative expenses ....................       298,505        339,818

Interest expense, net ............................         7,504         11,176
                                                    ------------   ------------

   Net loss ......................................      (183,948)      (182,500)
                                                    ------------   ------------


   Net loss applicable to common stock ...........  ($   183,948)  ($   182,500)
                                                    ============   ============

   Net loss per share ............................  ($      0.01)  ($      0.01)
                                                    ============   ============

Weighted average shares outstanding ..............    19,084,751     18,959,751
                                                    ============   ============

    The accompanying notes are an integral part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                      Six months ended March 31,
                                                    ----------------------------
                                                          1998           1997
                                                    ------------   ------------
Revenues:
  Service and lease ..............................  $    703,523   $    505,804
  Product sales ..................................        62,021         93,157
                                                    ------------   ------------
       Total revenues ............................       765,544        598,961

Cost of sales:
   Service and lease .............................       410,392        227,077
   Product sales .................................        31,581         41,954
   Depreciation expense ..........................        73,876         75,051
                                                    ------------   ------------
      Total cost of sales ........................       515,849        344,082
                                                    ------------   ------------

Gross profit .....................................       249,695        254,879

Selling, general and administrative expenses:
   Depreciation and amortization expense .........       231,035        241,306
   Other expenses ................................       403,586        379,437
                                                    ------------   ------------
      Total selling, general and
      administrative expenses ....................       634,621        620,743

Interest expense, net ............................        12,151         14,407
                                                    ------------   ------------

   Net loss ......................................      (397,077)      (380,271)
                                                    ------------   ------------


   Net loss applicable to common stock ...........  ($   397,077)  ($   380,271)
                                                    ============   ============

   Net loss per share ............................  ($      0.02)  ($      0.02)
                                                    ============   ============

Weighted average shares outstanding ..............    19,084,751     18,959,751
                                                    ============   ============

    The accompanying notes are an integral part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                      Six months ended March 31,
                                                    ----------------------------
                                                            1998           1997
                                                     ------------   ------------
Cash flows from operating activities:

Net loss ...............................................  ($397,077)  ($380,271)
        Adjustments to reconcile net loss to net
        cash used in operating activities:
                Depreciation and amortization ..........    304,911     316,357
                Compensation element of stock warrants .      6,250      18,750
                Basis of Equipment Sold ................    164,886         954
        Changes in assets and liabilities:
                Trade accounts receivable ..............     (4,961)    (99,334)
                Inventory ..............................     (7,033)          0
                Prepaid expenses .......................     31,867      33,382
                Other assets ...........................       (200)       (430)
                Accounts payable .......................     44,953      (7,521)
                Accrued expenses .......................    (37,781)       (506)
                Payable to related party ...............     25,259       2,575
                                                          ---------   ---------
Net cash provided by (used in) operating activities ....    131,074    (116,044)
                                                          ---------   ---------

Cash flows from investing activities:
                Capital expenditures ...................    (59,857)    (54,905)
                                                          ---------   ---------
Net cash used in investing activities ..................    (59,857)    (54,905)
                                                          ---------   ---------

Cash flows from financing activities:
               Decrease in restricted cash .............      6,465       5,186
               Proceeds from sale of common stock ......          0         250
               Proceeds from notes payable to rel.party.          0      50,000
               Payments on loans .......................    (59,896)          0
                                                          ---------   ---------
Net cash (used in) provided by financing activities ....    (53,431)     55,436

Net increase (decrease) in cash and cash
equivalents ............................................     17,786    (115,513)
Cash and cash equivalents beginning of period ..........    115,038     151,079
                                                          ---------   ---------
Cash and cash equivalents end of period ................  $ 132,824   $  35,566
                                                          =========   =========

Supplemental disclosure of cash flow information:

        Interest paid ..................................  $  12,361   $   6,706
        Income tax paid ................................          0           0


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

2.  SIGNIFICANT CUSTOMERS AND RELATED PARTY:
    The Company had sales constituting approximately 83% of revenue from two customers during the six months ended March 31, 1998.

3.  NOTES PAYABLE:
    Notes payable as of March 31, 1998 are as follows:

        Notes payable to banks
        9.5% secured by equipment, due in monthly
          installments of principal and interest of $3,794,
          or on demand, matures September 16, 1998        $      24,277
        Other                                             $       1,452
                                                          --------------
                                                          $      25,729
                                                          ==============
        Notes payable to related party
        10%, unsecured, principal and interest due July 27,
          1998                                            $      50,000

        Secured by equipment, interest at the prime rate
          plus 2%, principal and interest due June 28,
          1998                                                   25,000

        10%, unsecured, principal and interest due July 19,
          1998                                                   50,000

        10%, unsecured, principal and interest due

          December 25, 1998                                      25,000
                                                                 ------
                                                                150,000
    Less: Current portion                                       125,000
                                                                 ------

                                                          $      25,000
                                                          ==============

4.      SIGNIFICANT EVENT:

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

        The Company's consolidated revenues grew by 28% to $765,544 for the six months ended March 31, 1998, from $598,961 for the six months ended March 31, 1997. The increased revenue is primarily due to a product lease contract during the six months ended March 31, 1998 as compared to the six months ended March 31, 1997. The consolidated revenues grew to $371,142 for the three months ended March 31, 1998, from $356,699 for the three months ended March 31, 1997.

        The revenue generated by service and lease activity continued to experience growth during the six months ended March 31, 1998 with $703,523 of revenue as compared to $505,804 of revenue for the six months ended March 31, 1997. Revenue from product sales of $62,021 is lower for the six months ended March 31, 1998, from $93,157 for the six months ended March 31, 1997. Affecting the product sales revenues has been the delay in projects that the Company has a key role to provide equipment. During the three months ended March 31, 1998, the Company conducted a major test at a petrochemical plant in Louisiana, sold a test unit and began laboratory testing for other new customers. The Company continues to focus significant resources on the continued growth in these technology demonstration efforts, as they are essential to the Company's strategy to increase the product sales.

        Gross profit decreased to $249,695 for the six months ended March 31, 1998 as compared to $254,879 for the six months ended March 31, 1997. For the three months ended March 31, 1998 the gross profit decreased to $122,061 as compared to $168,494 for the three months ended March 31, 1997. This decrease was primarily due to lower product sales resulting in a lower contribution to gross profit and service and lease activities providing a lower gross profit as percent of revenue than service and lease activities during the previous period.

        Selling, general and administrative expenses increased to $634,621 for the six months ended March 31, 1998 from $620,743 for the six months ended March 31, 1997, of which approximately $231,035 and $241,306, respectively, were non-cash expenses associated with amortization and depreciation. This increase resulted primarily from an increase in personnel and related costs. These costs associated with personnel are related with the Company's growth strategy and expanded sales and demonstration activities.

        Interest expense decreased to $12,151 for the six months ended March 31, 1998 from $14,407 for the six months ended March 31, 1997.

        Net loss increased to $397,077 for the six months ended March 31, 1998 from $380,271 for the six months ended March 31, 1997. This increase is primarily due to the impact of the Company's investments in strategic personnel that are expected to result in increased revenue and gross profit in future periods.

        As of March 31, 1998, the Company had a total of 11 employees, 5 of whom were involved in field operations and testing, 4 devoted to sales and demonstration activities and 2 involved in the general administrative and financial areas.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 1998, the Company had a working capital deficit of $379,914 and a quick ratio of 0.4 to 1.0 as compared to net working capital deficit of $331,835 and a quick ratio of 0.3 to 1.0 on March 31, 1997. This increase in working capital deficit is primarily due to the increase in current liabilities for capital expenditures to acquire rental service equipment and is related to an increase in accounts payable to related parties. Current assets increased to $255,310 as of March 31, 1998 from $171,330 as of March 31, 1997. Inventory decreased to $884,036 as of March 31, 1998 from $197,576 at March 31, 1997. This reduction in inventory was due to the transfer of equipment from inventory to rental service equipment for which the Company had a contract.

        Net cash provided by operating activities in the three months ended March 31, 1998 was $131,074. In contrast, in the three months ended March 31, 1997 operating activities used $116,044 in net cash. This increase in net cash provided by operating activities is primarily due to the Company's improvement in gross profit net of non-cash adjustments.

        Net cash used for the purchase of capital equipment during the six months ended March 31, 1998 was $59,857 as compared to $54,905 during the three months ended March 31, 1997. This additional rental service equipment was acquired to support contract work that is expected to continue through Fiscal 1998.

        During the six months ended March 31, 1998, financing activities used net cash of $53,431. These financing activities were primarily the retirement of a loan. In contrast, during the six months ended March 31, 1997, financing activities provided $55,436.

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

        As noted above, the Company has had a working capital deficit of $379,914 including $125,000 due and payable within Fiscal 1998 from loan facilities provided by a related party. In Fiscal 1997, the Company made capital investments to acquire additional equipment and to upgrade existing rental service equipment for present customers. These investments are expected to continue to provide additional cash in Fiscal 1998. The Company is currently in negotiations for several contracts that the Company believes will generate sufficient cash flows to continue to fund operations and meet working capital needs during Fiscal 1998. Because the timing of these projects cannot be controlled, the Company is evaluating and exploring other financing alternatives. In the event additional funding is required, the Company will consider alternatives to do so through a combination of efforts or methods, including additional extensions on its notes payable, financing rental service equipment or contracts, joint ventures, equity investors, venture capital groups, institutions, issuance of convertible or subordinated debt, or a form of business combinations. Should the need arise for the use of any of these methods to raise capital, there can be no assurances that any of these alternatives will be available to the Company.

IMPACT OF YEAR 2000

        The Year 2000 is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company presently believes that the Year 2000 Issue will not pose significant operational problems for its computer systems.

        The Company has initiated formal communications with all of its significant suppliers and large customers, to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company has determined it has no exposure to contingencies related to the Year 2000 Issue for services it has provided.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

               None.

ITEM 2. CHANGES IN SECURITIES

               None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY

               HOLDERS

               The following matters were submitted to a vote of shareholders during the Annual Meeting of Stockholders held on March 27, 1998.

               On March 27, 1998, the holders of a majority of shares of Common Stock of the Company approved the election of four directors for the coming year.

                                            FOR           WITHHELD      ABSTAIN
                                            ---           --------      -------
               William E. Bracken          14,461,418     27,945           0
               David A. LaMonica           14,461,418     27,945           0
               Philip LeFevre              14,461,418     27,945           0
               Erick J. Neuman             14,461,418     27,945           0


               On March 27, 1998, the holders of a majority of shares of Common Stock of the Company approved the ratification of Weinstein Spira & Company, P.C. as independent auditors for the fiscal year ending September 30, 1998.

                                            FOR           AGAINST       ABSTAIN
                                            ---           -------       -------

                                           14,475,563      13,800         0

ITEM 5. OTHER INFORMATION

               None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are incorporated by reference thereto:

               EXHIBIT
               NUMBER       IDENTIFICATION OF EXHIBIT
               ------       -------------------------
               2.1(1)       -Reorganization Agreement
               3.1(2)       -Amended and Restated Articles of Incorporation
               3.2(5)       -Bylaws
               4.1(5)       -Common Stock Specimen
               4.2(4)       -Certificate of Designation of Preferences, Rights
                             and Limitations of Series A Preferred Stock
               4.3(4)       -Certificate of Designation of Preferences, Rights
                             and Limitations of Series B Preferred Stock
               10.1(2)     - Distributor Agreement
               10.2(4)     - Asset Purchase Agreement
               10.3(2)     - Term Sheet
               10.4(6)     - Facilities Lease Agreement
               10.5(6)     - Termination Agreement Between Company and GH
                             Venture Group
               10.6(6)     - Agreement Between Company and Lefco Environmental
                             Technology, Inc.
               10.7(6)     - Agreement Between Company and Rochem Separation
                             Systems, Inc.
               10.8(6)     - Agreement Between Company and Rochem AG
               10.9(7)     - Employment Agreement With Erick Neuman
               16.1(3)     - Letter regarding change in certifying accountant
               16.2(3)     - Letter regarding change in certifying accountant
        --------------------

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

                                               ROCHEM ENVIRONMENTAL, INC.
                                               --------------------------
                                                     (Registrant)

Date:  5/15/98                                 By: /s/ ERICK J. NEUMAN
                                               --------------------------
                                               Erick J. Neuman, President;
                                               Secretary; Chief Executive
                                               Officer,
                                               Chief Financial Officer, and
                                               Principal
                                               Accounting Officer

Date:  5/15/98                                 By: /s/  WILLIAM E. BRACKEN
                                               --------------------------
                                               William E. Bracken, Vice
                                               President