Form 10QSB
period 1998-06-30
ROCHEM ENVIRONMENTAL INC
filed 1998-08-21
CIK 759824

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.

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

                  Consolidated balance sheet as of
                        June 30, 1998. . . . . . . . . . . . . . . . . . . . . 3

                       Consolidated statement of operations for the three
                        months ended June 30, 1998 and 1997 . . . . . . . . .  4

                       Consolidated statement of operations for the nine
                        months ended June 30, 1998 and 1997. . . . . . . . . . 5

                       Consolidated statement of cash flows for the nine
                         months ended June 30, 1998 and 1997 . . . . . . . . . 6
                       Notes to consolidated financial statements  . . . . . . 7

      Item 2.           Management's Discussion and Analysis of Financial
                       Condition and Results of Operations. . . . . . . . . .  9

Part II     Other Information

      Item 1.           Legal Proceedings. . . . . . . . . . . . . . . . . . .13

      Item 2.           Changes in Securities . . . . . . . . . . . . . . . . 13
      Item 3.           Defaults Upon Senior Securities . . . . . . . . . . . 13
      Item 4.           Submission of Matters to a Vote of Security Holders . 13
      Item 5.           Other Information . . . . . . . . . . . . . . . . . . 13
      Item 6.           Exhibits and Reports on Form 8-K. . . . . . . . . . . 13
      Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                    ROCHEM ENVIRONMENTAL, INC AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1998

         ASSETS
Current assets:
        Cash and cash equivalents ...........................      $    144,997

Restricted cash .............................................            10,624
        Trade accounts receivable ...........................           100,617
        Prepaid expenses ....................................            21,493
                                                                   ------------
Total current assets ........................................           277,731

Inventory ...................................................            99,746
Property and equipment, net .................................           879,322
Intangible assets, net ......................................         3,865,194
Other assets ................................................            20,239
                                                                   ------------

        Total assets ........................................      $  5,142,232
                                                                   ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable ....................................      $    245,953
        Accrued expenses ....................................            78,926
        Payable to related parties ..........................           219,111
        Notes payable to related parties ....................           125,000
                                                                   ------------
                Total current liabilities ...................           668,990
Long term note payable to related party .....................            25,000
                                                                   ------------
                Total liabilities ...........................           693,990

Stockholders' equity:
        Common stock, $.001 par value, 50,000,000
                shares authorized, 19,084,751
                issued and outstanding ......................            19,085
        Preferred stock, no par value, 10,000,000
                shares authorized, none outstanding .........                 0
        Additional paid-in capital ..........................        10,302,680
        Accumulated deficit .................................        (5,873,523)
                                                                   ------------
                Total stockholders' equity ..................         4,448,242
                                                                   ------------
                Total liabilities and stockholders'
                    equity ..................................      $  5,142,232
                                                                   ============

The accompanying notes are an integral part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                   Three months ended June 30,
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------
Revenue:
  Service and lease ............................   $    366,900    $    276,040
  Product sales ................................         16,066         114,967
                                                   ------------    ------------
       Total revenues ..........................        382,966         391,007

Cost of sales:
   Service and lease ...........................        213,229         119,705
   Product costs ...............................          3,315          60,673
   Depreciation ................................         37,993          46,719
                                                   ------------    ------------
      Total cost of sales ......................        254,537         227,097
                                                   ------------    ------------
Gross profit ...................................        128,429         163,910

Selling, general and administrative expenses:
   Depreciation and amortization expense .......        115,835         120,653
   Other expenses ..............................        230,659         192,600
                                                   ------------    ------------
      Total selling, general and
      administrative expenses ..................        346,494         313,253

Interest expense (income), net .................          3,770           6,023
                                                   ------------    ------------
   Net loss ....................................       (221,835)       (155,366)
                                                   ------------    ------------
   Net loss applicable to common stock .........   ($   221,835)   ($   155,366)
                                                   ============    ============
   Net loss per share ..........................   ($      0.01)   ($      0.01)
                                                   ============    ============
Weighted average shares outstanding ............     19,084,751      19,022,251
                                                   ============    ============

 The accompanying notes are an integral part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                     Nine months ended June 30,
                                                   ----------------------------
                                                        1998            1997
                                                   ------------    ------------
Revenues:
  Service and lease ............................   $  1,070,422    $    781,844
  Product sales ................................         78,088         208,124
                                                   ------------    ------------
       Total revenues ..........................      1,148,510         989,968

Cost of sales:
   Service and lease ...........................        623,621         346,781
   Product Sales ...............................         34,896         102,627
   Depreciation Expense ........................        111,869         121,771
                                                   ------------    ------------
      Total cost of sales ......................        770,386         571,179
                                                   ------------    ------------
Gross profit ...................................        378,124         418,789

Selling, general and administrative expenses:
   Depreciation and amortization expense .......        346,870         361,959
   Other expenses ..............................        634,245         572,036
                                                   ------------    ------------
      Total selling, general and
        administrative expenses ................        981,115         933,995

Interest expense (income), net .................         15,922          12,494
                                                   ------------    ------------
   Net loss ....................................       (618,913)       (527,700)
                                                   ------------    ------------
   Net loss applicable to common stock .........   ($   618,913)   ($   527,700)
                                                   ============    ============
   Net loss per share ..........................   ($      0.03)   ($      0.03)
                                                   ============    ============
   Weighted average shares outstanding .........     19,084,751      19,022,251
                                                   ============    ============

    The accompanying notes are an integral part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                          Nine months ended June 30,
                                                           ----------------------
                                                              1998         1997
                                                           ---------    ---------
Cash flows from operating activities:
Net loss ...............................................   ($618,913)   ($527,700)
        Adjustments to reconcile net loss to net
        cash used in operating activities:
                Depreciation and amortization ..........     458,739      483,730
                Compensation element of stock warrants .       6,250       25,000
                (Gain) loss on sale of equipment .......           0         (670)
                Basis of equipment sold ................     228,118            0
        Changes in assets and liabilities:
                Trade accounts receivable ..............     (44,830)     (35,956)

                Inventory ..............................     (22,743)      (2,633)
                Prepaid expenses .......................      16,974      (24,191)
                Other assets ...........................        (200)      (1,983)
                Accounts payable .......................      56,469        1,037
                Accrued expenses .......................       2,763       13,138
                Payable to related party ...............      71,934      114,601
                                                           ---------    ---------
Net cash provided by operating activities ..............     154,561       44,373
                                                           ---------    ---------
Cash flows from investing activities:
                Capital expenditures ...................     (60,547)    (155,373)
                Proceeds from sale of equipment ........           0        1,624
                                                           ---------    ---------
Net cash used in investing activities ..................     (60,547)    (153,749)
                                                           ---------    ---------
Cash flows from financing activities:
               (Increase) in restricted cash ...........      (4,159)      11,616
               Proceeds from sale of common stock ......           0          250
               Proceeds from notes payable to rel. party           0       50,000
               Proceeds from notes payable .............           0      120,000
               Payments on loans .......................     (59,896)     (20,316)
                                                           ---------    ---------
Net cash provided by financing activities ..............     (64,055)     161,550

Net increase (decrease) in cash and cash equivalents ...      29,959       52,174
Cash and cash equivalents beginning of period ..........     115,038      151,079
                                                           ---------    ---------
Cash and cash equivalents end of period ................   $ 144,997    $ 203,253
                                                           =========    =========
Supplemental disclosure of cash flow information:
        Interest paid ..................................   $  16,197    $  12,785

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

2. SIGNIFICANT CUSTOMERS AND RELATED PARTY:
   The Company had sales constituting approximately 81% of revenue from two customers during the nine months ended June 30, 1998.

3. NOTES PAYABLE:
   Notes payable as of June 30, 1998 are as follows:

      Notes payable to banks
      9.5% secured by equipment, due in monthly
        installments of principal and interest of $3,794,
        or on demand, matures September 16, 1998 ................       $ 24,277
      Other .....................................................       $  1,452
                                                                        --------
                                                                        $ 25,729
                                                                        ========
      Notes payable to related party
      10%, unsecured, principal and interest due
        August 1998 .............................................       $ 50,000

      Secured by equipment, interest at the prime rate
        plus 2%, principal and interest due August 1998 .........         25,000

      10%, unsecured, principal and interest due
        August 1998 .............................................         50,000

      10%, unsecured, principal and interest due
        December 1998 ...........................................         25,000
                                                                         150,000
   Less: Current portion ........................................        125,000
                                                                        --------
                                                                        $ 25,000
                                                                        ========

4.    SIGNIFICANT EVENT:

      On January 1, 1998, Pall Corporation purchased 8,589,714 shares of the Company's common stock held by Swiss-based Rochem Group. These shares represent 45% of the Company's total outstanding shares. This purchase was part of Pall Corporation's acquisition of the Rochem Group's reverse osmosis and nanofiltration technologies.

5.    SUBSEQUENT EVENT:

      In August 1998, the Company was notified of award for the supply of a Rochem desalination system to a large engineering company for installation on a oil platform.

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

RESULTS OF OPERATIONS

      Rochem Environmental, Inc., a Utah corporation (the "Company"), is primarily engaged in the business of providing industrial wastewater treatment services and capital equipment to companies in the refining, petrochemical and oil and gas industries. In connection therewith, the Company utilizes patented reverse osmosis and nanofiltration technology licensed exclusively to it through a distributor agreement from Pall Rochem (formerly, Rochem Separation Systems, Inc.), a wholly owned subsidiary of Pall Corporation. The Company also utilizes patented ultrafiltration technology through an agreement from Rochem Ultrafiltration. The patented technologies involve the use of Rochem's Disc Tube(TM) form of membrane separation modules. Management believes this process is superior to other technologies in its ability to cost effectively treat a wide variety of wastewaters with the recovery of relatively pure water and the concentration of products and by-products for reuse or disposal.

      The Company's consolidated revenues grew by 16% to $1,148,510 for the nine months ended June 30, 1998, from $989,968 for the nine months ended June 30, 1997. The increased revenue is primarily due to a product lease contract during the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997. The consolidated revenues decreased to $382,966 for the three months ended June 30, 1998, from $391,007 for the three months ended June 30, 1997.

      The revenue generated by service and lease activity continued to experience growth during the nine months ended June 30, 1998 with $1,070,422 of revenue as compared to $781,844 of revenue for the nine months ended June 30, 1997. Revenue from product sales of $78,088 is lower for the nine months ended June 30, 1998, from $208,124 for the nine months ended June 30, 1997. Affecting the product sales revenues has been the delay in projects that the Company has a key role to provide equipment. During the three months ended June 30, 1998, the Company conducted major tests for a petrochemical plant and a by-product recovery company and began laboratory testing for other new customers. The Company continues to focus significant resources on the continued growth in these technology demonstration efforts, as they are essential to the Company's strategy to increase the product sales.

      Gross profit decreased to $378,124 for the nine months ended June 30, 1998 as compared to $418,789 for the nine months ended June 30, 1997. For the three months ended June 30, 1998 the gross profit decreased to $128,429 as compared to $163,910 for the three months ended June 30, 1997. This decrease was primarily due to lower product sales resulting in a lower contribution to gross profit and service and lease activities providing a lower gross profit as percent of revenue than service and lease activities during the previous period. The Company is in negotiations for the sale of equipment for projects that range in value from $250,000 to $4,500,000.

      Selling, general and administrative expenses increased to $981,913 for the nine months ended June 30, 1998 from $933,995 for the nine months ended June 30, 1997, of which approximately $346,870 and $361,959, respectively, were non-cash expenses associated with amortization and depreciation. This increase resulted primarily from an increase in personnel and related costs. These costs associated with personnel are related with the Company's growth strategy and expanded sales and demonstration activities.

      Interest expense increased to $16,197 for the nine months ended June 30, 1998 from $12,785 for the nine months ended June 30, 1997.

      Net loss increased to $618,913 for the nine months ended June 30, 1998 from $527,700 for the nine months ended June 30, 1997. This increase is primarily due to the impact of the Company's investments in strategic personnel that are expected to result in increased revenue and gross profit in future periods.

      As of June 30, 1998, the Company had a total of 10 employees, 5 of whom were involved in field operations and testing, 3 devoted to sales and demonstration activities and 2 involved in the general administrative and financial areas.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1998, the Company had a working capital deficit of $391,259 and a quick ratio of 0.4 to 1.0 as compared to net working capital deficit of $410,296 and a quick ratio of 0.4 to 1.0 on June 30, 1997. This decrease in working capital deficit is primarily due to the decrease in current liabilities. Current assets decreased to $277,731 as of June 30, 1998 from $326,782 as of June 30, 1997. Inventory increased to $99,746 as of June 30, 1998 from $84,298 at June 30, 1997.

      Net cash provided by operating activities in the nine months ended June 30, 1998 was $154,561. In contrast, in the nine months ended June 30, 1997 operating activities provide $44,373 in net cash. This increase in net cash provided by operating activities is primarily due to the Company's improvement in gross profit net of non-cash adjustments.

      Net cash used for the purchase of capital equipment during the nine months ended June 30, 1998 was $60,547 as compared to $153,749 during the nine months ended June 30, 1997. This additional rental service equipment was acquired to support contract work that is expected to continue through Fiscal 1998.

      During the nine months ended June 30, 1998, financing activities used net cash of $64,055. These financing activities were primarily the retirement of a loan. In contrast, during the nine months ended June 30, 1997, financing activities provided $161,550.

      In January 1997, the Company obtained a $50,000 loan from Fluid Separation Systems for working capital needs. This loan bears interest at 10% due at maturity and is due in August 1998. In May 1997, the Company obtained a $120,000 loan from Citizens Bank and Trust to partially fund the construction of equipment for which the Company has a rental contract. This loan was for nine months and was fully repaid in November 1997.

      In Fiscal 1996, the Company had not generated sufficient internal cash flow to fund operations and to satisfy the debt obligations to Rochem AG and Lefco. In January 1996, the Company entered into an agreement with Rochem AG whereby Rochem AG converted the principal amount of its January 1995 $50,000 loan into 500,000 shares of Company Common Stock, purchased an additional 500,000 shares of Company common stock for $50,000, and agreed to provide the Company a $100,000 credit facility to meet working capital needs during Fiscal 1996. Through this credit facility, Fluid Separation Systems loaned the Company $25,000 in December 1995, $50,000 in February 1996 and $25,000 in July 1996. On
January 31, 1996, the Company used the proceeds of these transactions to retire a $50,000 loan from Citizens Bank. In December 1996, Fluid Separation Systems has granted extensions to the maturity date and waived interest payments until the maturity date of the loan. The loans bear interest of prime plus 2% for the December 1995 loan and 10% for the February and July 1996 loans and are due August 1998, August 1998 and December 1998, respectively.

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

      The Company is currently in negotiations for several contracts that the Company believes will generate sufficient cash flows to continue to fund operations and meet working capital needs during Fiscal 1998. Because the timing of these projects cannot be controlled, the Company is evaluating and exploring other financing alternatives. In the event additional funding is required, the Company will consider alternatives to do so through a combination of efforts or methods, including additional extensions on its notes payable, loans, financing rental service equipment or contracts, joint ventures, equity investors, venture capital groups, institutions, issuance of convertible or subordinated debt, or a form of business combinations. Should the need arise for the use of any of these methods to raise capital, there can be no assurances that any of these alternatives will be available to the Company.


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


                                     ROCHEM ENVIRONMENTAL, INC.
                                                  (Registrant)

Date:  August 21, 1998         By:               /s/ ERICK J. NEUMAN
                                          Erick J. Neuman, President;
                                          Secretary; Chief Executive Officer,
                                          And Principal Accounting Officer

Date:  August 21, 1998         By:               /s/ WILLIAM E. BRACKEN
                                          -----------------------------
                                          William E. Bracken, Vice President