Form 10KSB
period 1998-09-30
ROCHEM ENVIRONMENTAL INC
filed 1999-01-13
CIK 759824

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1998 or


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


Registrant's telephone number, including area code:  (713) 224-7626
          Securities registered under Section 12(b) of the Exchange Act:


  Title of each class                Name of each exchange on which registered
  -------------------                -----------------------------------------
        None                                          None

         Securities registered under Section 12(g) of the Exchange Act:

  Common stock, $.001 par value             OTC Electronic Bulletin Board

      Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    [X]          No      [ ]

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's revenues for the fiscal year ended September 30, 1998 were $1,427,257.

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the OTC Electronic Bulletin Board on December 30, 1998, was approximately $1,677,334. Shares of Common Stock held by each officer and director and by each known person who may be deemed to be an affiliate have been excluded. As of December 30, 1998, the registrant had 19,184,751 shares of Common Stock, par value $.001 per share, issued and outstanding.

      The Company's definitive proxy statement in connection with its annual meeting of stockholders to be held on March 12, 1999 is incorporated by reference in Part III, Items 9, 10, 11 and 12.

                            FORM 10-KSB REPORT INDEX


10-KSB PART AND ITEM NO.

   Part I

         Item 1.   Description of Business  . . . . . . . . . . . . . . .   3
         Item 2.   Description of Property. . . . . . . . . . . . . . . .  10
         Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .  10
         Item 4.   Submission of Matters to a Vote of Security Holders. .  10

   Part II

         Item 5.   Market for Common Equity and Related Stockholder
                     Matters . . . . . . . . . . . . . . . . . . . . . ..  11
         Item 6.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations. . . .. . . . ..  13
         Item 7.   Financial Statements . . . . . . . . . . . . .. . . ..  15
         Item 8.   Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure . . . . . . . ..  15

   PART III

         Item 9.   Directors, Executive Officers, Promoters and Control
                     Persons . . . . . . . . . . . . . . . . . . . . . ..  17
         Item 10.  Executive Compensation  . . . . . . . . . . . . . . ..  17
         Item 11.  Security Ownership of Certain Beneficial Owners and
                     Management . . . . . . . . . . . . . . . . . . .. ..  17
         Item 12.  Certain Relationships and Related Transactions  . . ..  17
         Item 13.  Exhibits and Reports on Form 8-K.  . . . . . . . . ...  17

                                     PART I

ITEM 1.     BUSINESS

GENERAL

      Rochem Environmental, Inc., a Utah corporation (the "Company"), is primarily engaged in the business of providing industrial wastewater treatment services and capital equipment to companies in the refining, petrochemical and oil and gas industries. In connection therewith, the Company utilizes patented technology licensed exclusively to it through a distributor agreement from Pall Rochem (formally known as Rochem Separation Systems "RSS"), a subsidiary of Pall Corporation. The patented technology involves the use of Rochem's Disc Tube(TM) form of membrane separation modules. This technology may be referred to herein as the "Rochem System" or "Disc Tube" system. Management believes this process is superior to other technologies in its ability to cost-effectively treat a wide variety of wastewaters with the recovery of relatively pure water and the concentration of products and by-product materials for reuse or disposal.

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

WASTEWATER TREATMENT INDUSTRY

      Wastewater treatment is a global industry with an estimated $20 billion market in the U.S. alone. The use of membrane separation equipment continues to increase as part of this industry within the wastewater treatment system or within the chemical process to improve the efficiency of the production process.

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

      The market for membrane equipment exceeds three billion dollars (according to Future Technology Surveys, Inc. (1995)) and the use of membrane equipment is expected to continue to increase as a percentage of the wastewater treatment market. Membrane equipment provides a highly efficient separation of pollutants and clean water. Membrane systems can be designed to recover oil, separate different types of salts, organic compounds and toxic metals as well as to produce high purity water for critical manufacturing processes.

      The Disc Tube technology is a robust form of membrane separation which management considers to be far superior to traditional designs. The unique advances incorporated into the Disc Tube allow it to handle much higher levels of contaminants than previously possible with other membrane systems. In membrane separation applications (molecular filtration), the Disc Tube design is also capable of removing a higher percentage of the clean water than traditional reverse osmosis equipment. The geometry of the system allows easy cleaning, reduces fouling and eliminates the binders used in traditional spiral wound reverse osmosis systems.

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

PRINCIPAL PRODUCTS AND SERVICES

      The Company can provide a single-source solution to its industrial and commercial customers by identifying and evaluating wastewater treatment needs, conducting treatability studies, designing, manufacturing, selling, installing and servicing wastewater treatment systems for the production of purified water and the recovery of products and by-product materials on a cost-effective basis. The Company's principal products and services include capital equipment and treatment services.

      CAPITAL EQUIPMENT. The Company sells both pre-engineered and customized treatment systems for membrane separation applications. The Company manufactures or supplies systems and components that utilize, but are not limited, to each of the following processes:

      REVERSE OSMOSIS. Wastewaters and process waters are desalted or concentrated by driving relatively pure water through membranes. Contaminants or recoverable compounds are excluded, or rejected, by the membranes and the purified water is recovered separately.

      NANOFILTRATION. Wastewaters and process waters are selectively desalted by utilizing membranes with more open pore sizes as compared to reverse osmosis membranes. In this process, problematic pollutants or valuable components can be separated from the lower molecular weight compounds that are innocuous or incidental.

      ULTRAFILTRATION. Utilizing an even more open membrane than nanofiltration, low molecular weight species can be separated from larger components or contaminants such as suspended solids, colloids and large organic molecules. Ultrafiltration is generally used for separations where particle sizes are larger than those of metal or salt ions.

      SERVICES. The Company's service business currently represents approximately 64% of its revenues. The Company provides the service of the treatment of wastewaters at industrial and commercial customer sites. The services provided to Chevron, Borden and the French Limited Site have demonstrated the Company's ability to provide a reliable, cost-effective operation at customers' plants. The Company provides the equipment, manpower and technical know-how to perform the necessary operation. The Company operates on extended contracts as well as job-to-job contracting.

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

      The Company currently employs sales personnel with their primary mission to generate revenue through direct sales to customers that represent end users for our products and services. The Company also utilizes distributor representatives to expand geographical and market coverage. The Company participates in trade shows and technical conferences to showcase the Disc Tube system and to publicize the successful application of the system within different industries.

MANUFACTURING

      The Company acquires major component equipment from Pall Rochem with which it designs and assembles final operational units configured to satisfy the particular needs of each customer. Additionally, the Company has the option to purchase completed units from Pall Rochem for the purpose of service units or outright equipment sales. Other raw materials, primarily steel, filtration media and component parts such as pumps and valves are available from several sources. Units are constructed for either stationary or mobile operation. The Company has not experienced difficulty in obtaining the materials and components used in its operations.

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

      The major competing technology is chemical treatment. Most chemical treatment methods utilized in wastewater treatment are associated with large biological treatment and/or dissolved air flotation systems. These systems, while effective for large, in-plant fixed sites, are not particularly well suited for recovery and reuse of water or products/by-products. Alternative disposal options, including incineration and deep well injection, will offer some competition, however, these options are believed to operate at a significant cost or long-term liability disadvantages to the Disc Tube technology. Alternative technologies, including electrocoagulation, ion exchange and combinations of equipment including spiral wound reverse osmosis and evaporation also offer competition to the Company. Each of these technologies, while having certain applications, are limited and are not believed to be able to reliably compete on a wide scale with the Disc Tube system to meet cost and toxicity reduction goals.

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

      REMEDIATION AND LANDFILL LEACHATE TREATMENT. The Company's remediation systems are used to remove organic compounds and soluble metals from contaminated groundwater and surface waters. The Company's leachate systems combine the recovery of clean water with the recirculation of the "reject" stream to enhance biological activity in the landfill. The Company successfully completed the clean up of over 40 million gallons of contaminated pond water at the French Limited Task Group (FLTG) Superfund site in Crosby, Texas.

PATENTS, TRADEMARKS AND DISTRIBUTOR AGREEMENT

      In October 1993, the Company entered into a distributor agreement with RSS (now known as Pall Rochem) for the exclusive rights to sell the Rochem Disc Tube systems for refining and petrochemical operations, oil and gas production and related activities. The agreement was finalized to reflect a term of ten years and included an extension for an additional five-year term solely at the option of the Company. There are no minimum purchase requirements. The Company is required to promote and maintain the Disc Tube System and is required to maintain a minimum of $1 million of general liability coverage. In January 1996, the Company gained the right to buy equipment and modules directly from Pall Rochem at an increased discount.

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

      Pall Rochem has other patents pending for additional innovations in the Disc Tube(TM) modules. To the extent the Company licenses such patents and other proprietary rights, there can be no assurance that any patents licensed to the Company will provide significant commercial protection. Further, there can be no assurance that others will not independently develop superior know-how or obtain access to know-how utilized by the Company that the Company now considers proprietary. The issuance of a valid patent does not prevent other companies from independently developing technology similar to the technology licensed by the Company and, accordingly, there can be no assurance that any particular aspect of the Company's technology would not be found to infringe upon the claims of other existing patents.

RESEARCH AND DEVELOPMENT

      Historically, research and development associated with the Disc Tube technology has been conducted primarily by Pall Rochem and to a much lesser extent by the Company. To date, through the fiscal year ended September 30, 1998 the Company has had access to findings resulting from Pall Rochem's research and development efforts.

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

EMPLOYEES

      As of September 30, 1998, the Company had ten employees, six of whom were involved in field operations and testing, two devoted full time to sales activities and two involved in the general, administrative and financial areas.

ITEM 2.     DESCRIPTION OF PROPERTY

      The Company's principal place of business is located at 610 N. Milby Street, Houston, Texas, 77003. The Company leases approximately 6,600 square feet of office space with accompanying warehouse and shop space of 45,000 square feet in Houston, Texas, pursuant to a three-year lease initiated on March 15, 1997. The Company leases office space under an operating lease that expires in March 2000. Future minimum rental payments under this lease are $140,546

      Building rental expense for the Company for the years ended September 30, 1998 and 1997 was approximately $57,200 and $22,050 (net of approximately $45,000 and $54,700 of sublease revenues), respectively. The Company had sub-leased, to a related party, until June 1998, approximately 1,650 square feet of its office space and 20,000 square feet of its warehouse for $3,190 per month.

ITEM 3.     LEGAL PROCEEDINGS

      Nothing pending.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock began active trading on September 23, 1993 and is quoted on the OTC Electronic Bulletin Board under the symbol "RCEM". On December 30,1998 there were approximately 224 stockholders of record of the Common Stock of the Company.

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

                                                        BID PRICES
                                                -----------------------
      FISCAL YEAR 1997                          HIGH               LOW
      ----------------                          -----             -----
      First Quarter                             $0.19             $0.06
      Second Quarter                            $0.19             $0.09
      Third Quarter                             $0.25             $0.19
      Fourth Quarter                            $0.25             $0.13

      FISCAL YEAR 1998                          HIGH              LOW
      ----------------                          -----             -----
      First Quarter                             $0.34             $0.13
      Second Quarter                            $0.36             $0.16
      Third Quarter                             $0.41             $0.31
      Fourth Quarter                            $0.38             $0.26

      Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. The Company does not anticipate paying cash dividends in the foreseeable future.

      In connection with a previous offering, 17,000 warrants were issued to the Company's placement agent. These warrants are exercisable through September 1998 at an exercise price of $1.80 per share of common stock. At September 30, 1998, no warrants have been exercised.

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

      In January, 1996, the Company entered into a five-year employment agreement with Erick

J. Neuman. As part of the agreement, Mr. Neuman was granted the following five year warrants: (i) one warrant to purchase a total of 250,000 shares at $0.001 per share which vested on December 31, 1996; (ii) a warrant to purchase a total of 250,000 shares at $0.001 per share which vested during 1997; (iii) a warrant to purchase 250,000 shares at $0.10 per share, which vested in 1998; and (iv) a warrant to purchase 250,000 shares at $0.25 per share, which vest based upon the Company attaining certain financial goals. These warrants are effective January 1, 1996, and expire on December 31,2000. During January 1997, Mr. Neuman exercised his warrant to purchase 250,000 shares.

      In September, 1998, the Company issued a stock purchase warrant with a value of $34,000 in connection with issuance of debt. The warrant entitles Rochem Group, SA to purchase an aggregate of 1,250,000 shares of common stock at an exercise price of $.35. No warrants have been exercised to date.

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

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED SEPTEMBER 30, 1998 ("FISCAL 1998") COMPARED WITH TWELVE MONTHS ENDED SEPTEMBER 30, 1997 ("FISCAL 1997")

      REVENUES. Revenues were $1,427,257 in Fiscal 1998 as compared to $1,427,202 in Fiscal 1997. Revenues derived from service contracts totaled $909,591 in Fiscal 1998 as compared to $815,158 in Fiscal 1997. Revenues from product sales were $411,983 in Fiscal 1998 as compared to product sales of $580,356 in Fiscal 1997. Revenues from product demonstrations were $105,683 in Fiscal 1998 as compared to product demonstrations of $31,688 in Fiscal 1997. This trend reflects the Company's strategy to increase exposure of the Company's technology to customers through product demonstrations that are expected to lead to sales and rental contracts. Product sales revenues were lower than expected due to delays in projects where the Company has received preliminary commitments for the purchase of equipment from customers. Management's strategy is to expand service revenues as the customer base for product sales grows.

      During Fiscal 1998 and 1997, 78% and 82%, respectively, of the Company's revenues were derived from two customers (a refinery and a gold mine). The Company currently has a four-year contract to perform water treatment services at the refinery until April 2000. Loss of either of these customers would have a material adverse impact on the Company's financial position and results of operation.

      GROSS PROFIT. Cost of sales increased in Fiscal 1998 to $945,598 as compared to $798,199 in Fiscal 1997. This increase in cost of sales is primarily related to a product sale of two Disc Tube systems that had previously been used as rental equipment by the customer that purchased the systems. This increase in cost of sales led to a decrease in gross profit to $481,659 in Fiscal 1998 from $629,003 in Fiscal 1997.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) totaled $1,283,219 for Fiscal 1998, compared with a total of $1,285,202 in Fiscal 1997. Non cash related expenses comprised of depreciation and amortization of $462,906 for Fiscal 1998 compared to depreciation and amortization of $483,290 and compensation expense of $31,250 in Fiscal 1997.

      NET LOSS. The net loss increased to $816,761 for Fiscal 1998, compared to a net loss of $682,841 in Fiscal 1997. The losses included various non-cash expenses of $636,092 in Fiscal 1998 and $683,829 in Fiscal 1997. These non-cash expenses are primarily comprised of amortization of the distributor license, depreciation of property and equipment and compensation expense related to stock warrants. The Company's focus for Fiscal 1999 is to increase revenues while continuing to restrain operating costs in order to continue to generate operating cash flows for ongoing activities and investments.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1998, the Company had a working capital surplus of $49,256 and a current ratio of 1.1 to 1.0 as compared to net working capital deficit of $391,794 and a current ratio of 0.4 to 1.0 on September 30, 1997. This increase in working capital is primarily due to the restructuring of debt whereby the Company entered into a loan agreement for $500,000 with Rochem Group SA. Current assets increased to $503,775 in Fiscal 1998 from $231,655 in Fiscal 1997. Inventory increased to $177,253 in Fiscal 1998 from $77,003 in Fiscal 1997. Property and equipment decreased to $826,734 in Fiscal 1998 from $1,232,209 in Fiscal 1997.

      Net cash used in operating activities in Fiscal 1998 was $51,216. In Fiscal 1997 net cash provided by operating activities was $81,483.

      Net cash used for the purchase of capital equipment during Fiscal 1998 was $106,033 as compared to $220,282 during Fiscal 1997.

      During Fiscal 1998, financing activities provided net cash of $268,418. These financing activities were primarily used to pay off debt. These financing activities were funded by Rochem Group SA. In Fiscal 1997, financing activities provided net cash of $102,758 that was used primarily to fund the purchase of additional rental service equipment for which the Company had extended contracts with customers.

      In September 1998, the Company obtained a $500,000 loan from Rochem Group SA, an affiliate of Fluid Separation Systems. The loan, which bears an interest rate of 10.5% per annum, with interest payable upon maturity, matures on December 31, 1999. As part of the loan agreement, the Company agreed to issue a stock purchase warrant entitling Rochem Group, SA to purchase an aggregate of 1,250,000 shares of the Company's common stock. In the event the loan is paid in full at December 31, 1998, the exercise price for the Warrant shall be $0.35 per share for the term of the Warrant. If no principal payment has been made on the principal balance by December 31, 1998, the exercise price for the Warrant shall be $0.25 per share. If a partial payment of the principal balance has been made, the exercise price shall be $0.35 in proportion to the principal made and $0.25 in the proportion to the remaining principal balance. The proceeds of this transaction were used to repay loans to Fluid Separation Systems totaling $150,000 in principal. Specifically, these loans were $25,000 in December 1995, $50,000 in February 1996, $25,000 in July 1996 and $50,000 in January 1997.

      In September 1996, the Company exercised a $50,000 credit facility with Lefco. The credit facility provided for monthly payments of $1,062, including interest, for eleven months with final payment due in September 1997. This loan was repaid in September 1997 through the Company obtaining a loan for the final payment of $43,249 from Woodforest National Bank. Final payment was made on this loan in September 1998.

      As noted above, the Company had a working capital surplus of $49,256 for the year ending September 30, 1998. As a result of liquidity issues, the Report of Independent Accountants includes an emphasis of matter paragraph concerning the Company's ability to continue as a going concern. In Fiscal 1998, the Company made capital investments to acquire additional and to upgrade existing rental service equipment for present customers. These investments are expected to continue to provide additional cash in Fiscal 1999. The Company is currently in negotiations for several contracts that the Company believes will generate sufficient cash flows to continue to fund operations and meet working capital needs during Fiscal 1999. Because the timing of these projects cannot be controlled, the Company is evaluating and exploring other financing alternatives. In the event additional funding is required, the Company will consider alternatives to do so through a combination of efforts or methods, including additional extensions on its notes payable, financing rental service equipment or contracts, joint ventures, equity investors, venture capital groups, institutions, issuance of convertible or subordinated debt, or a form of business combinations. Should the need arise for the use of any of these methods to raise capital, there can be no assurances that any of these alternatives will be available to the Company.

IMPACT OF YEAR 2000

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has received certification from its software and hardware vendors that its internal computer systems are Y2K compliant. The Company presently believes that the Year 2000 Issue will not pose significant operational problems for its computer systems.

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

ITEM 7.     FINANCIAL STATEMENTS

      Financial statements included on pages F-1 to F-17.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Coopers & Lybrand L.L.P. has resigned as the Company's independent certified public accountants effective October 24, 1997.

      Weinstein Spira & Company has been engaged as the Company's certified public accountants.

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are incorporated by reference thereto:

      EXHIBIT
      NUMBER            IDENTIFICATION OF EXHIBIT
      -------           -------------------------
      2.1(1)      -     Reorganization Agreement
      3.1(2)      -     Amended and Restated Articles of Incorporation
      3.2(5)      -     Bylaws
      4.1(5)      -     Common Stock Specimen
      4.2(4)      -     Certificate of Designation of Preferences,
                        Rights and Limitations of Series A Preferred Stock
      4.3(4)      -     Certificate of Designation of Preferences,
                        Rights and Limitations of Series B Preferred Stock
      10.1(2)     -     Distributor Agreement
      10.2(4)     -     Asset Purchase Agreement
      10.3(2)     -     Term Sheet
      10.4(6)     -     Facilities Lease Agreement
      10.5(6)     -     Termination Agreement Between Company and GH
                        Venture Group
      10.6(6)     -     Agreement Between Company and Lefco Environmental
                        Technology, Inc.

      10.7(6)     -     Agreement Between Company and Rochem Separation
                        Systems, Inc.
      10.8(6)     -     Agreement Between Company and Rochem AG
      16.1(3)     -     Letter regarding change in certifying accountant
      16.2(3)     -     Letter regarding change in certifying accountant

------------------------

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

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY

                                HOUSTON, TEXAS

                     ANNUAL CONSOLIDATED FINANCIAL REPORT


                              SEPTEMBER 30, 1998

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                         INDEX TO FINANCIAL STATEMENTS


                                                               PAGE NUMBER
                                                               -----------
Independent Auditors' Report ....................................   F-1

Consolidated Balance Sheets .....................................   F-2

Consolidated Statements of Operations ...........................   F-4

Consolidated Statements of Stockholders' Equity .................   F-5

Consolidated Statements of Cash Flows ...........................   F-6

Notes to Consolidated Financial Statements ......................   F-8

                         INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Rochem Environmental, Inc.


We have audited the accompanying Consolidated Balance Sheets of Rochem Environmental, Inc. and Subsidiary as of September 30, 1998 and 1997, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rochem Environmental, Inc. as of September 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINSTEIN SPIRA & COMPANY, P.C.
Houston, Texas
November 5, 1998

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS




                                                              SEPTEMBER 30,
                                                       -------------------------
                                                           1998            1997
                                                       ----------     ----------
                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents ......................     $  226,207     $  115,038
  Restricted cash ................................          3,614          6,465
  Accounts receivable:
   Trade .........................................        136,014         55,787
   Other .........................................                        15,898
  Inventory ......................................        100,250
  Prepaid expenses ...............................         37,690         38,467
                                                       ----------     ----------

     Total Current Assets ........................        503,775        231,655

INVENTORY ........................................         77,003         77,003

PROPERTY AND EQUIPMENT, net ......................        826,734      1,232,209

DISTRIBUTOR AGREEMENT, net of accumulated
  amortization of $1,886,330 and $1,509,194
  in 1998 and 1997, respectively .................      3,770,910      4,148,046

OTHER ASSETS .....................................         20,239         20,439
                                                       ----------     ----------

                                                       $5,198,661     $5,709,352
                                                       ==========     ==========

                                                           SEPTEMBER 30,
                                                   ----------------------------
                                                        1998            1997
                                                   ------------    ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks .......................   $      1,192    $     85,625
  Notes payable to related parties .............                        125,000
  Accounts payable .............................        193,351         189,484
  Accrued expenses .............................         45,076          76,163
  Customer deposits ............................         88,385
  Payable to related parties ...................        126,515         147,177
                                                   ------------    ------------

     Total Current Liabilities .................        454,519         623,449

NOTE PAYABLE TO RELATED PARTY ..................        466,000          25,000
                                                   ------------    ------------

                                                        920,519         648,449
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 50,000,000
   shares authorized, 19,084,751 shares
   issued and outstanding ......................         19,085          19,085
  Additional paid-in capital ...................     10,330,430      10,296,430
  Accumulated deficit ..........................     (6,071,373)     (5,254,612)
                                                   ------------    ------------

                                                      4,278,142       5,060,903
                                                   ------------    ------------
                                                   $  5,198,661    $  5,709,352
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        FOR THE YEAR ENDED
                                                           SEPTEMBER 30,
                                                   ----------------------------
                                                        1998            1997
                                                   ------------    ------------
REVENUES
  Service ......................................   $    909,591    $    815,158
  Product sales ................................        411,983         580,356
  Product demonstrations .......................        105,683          31,688
                                                   ------------    ------------

                                                      1,427,257       1,427,202
Cost of Sales ..................................        945,598         798,199
                                                   ------------    ------------

GROSS PROFIT ...................................        481,659         629,003
                                                   ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation and amortization ................        462,906         483,290
  Other ........................................        820,313         801,912
                                                   ------------    ------------

                                                      1,283,219       1,285,202
                                                   ------------    ------------
                                                       (801,560)       (656,199)

INTEREST EXPENSE, NET ..........................        (15,201)        (26,642)
                                                   ------------    ------------

NET LOSS .......................................   $   (816,761)   $   (682,841)
                                                   ============    ============

Net Loss Per Share .............................   $      (0.04)   $      (0.04)
                                                   ============    ============

Weighted Average Shares Outstanding ............     19,084,751      19,022,251
                                                   ============    ============


          See accompanying notes to consolidated financial statements.

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                      COMMON STOCK          ADDITIONAL
                              --------------------------      PAID-IN      ACCUMULATED
                                 SHARES         AMOUNT        CAPITAL        DEFICIT        TOTAL
                              -----------    -----------    -----------   ------------   -----------
BALANCE, SEPTEMBER 30, 1996    18,834,751    $    18,835    $10,265,180   $(4,571,771)   $ 5,712,244

Exercise of warrants ......       250,000            250                                         250

Compensation cost recorded
  for stock options .......                                      31,250                       31,250

Net loss ..................                                                  (682,841)      (682,841)
                              -----------    -----------    -----------   -----------    -----------

BALANCE, SEPTEMBER 30, 1997    19,084,751         19,085     10,296,430    (5,254,612)     5,060,903

Issuance of warrants ......                                      34,000                       34,000

Net loss ..................                                                  (816,761)      (816,761)
                              -----------    -----------    -----------   -----------    -----------

BALANCE, SEPTEMBER 30, 1998    19,084,751    $    19,085    $10,330,430   $(6,071,373)   $ 4,278,142
                              ===========    ===========    ===========   ===========    ===========

          See accompanying notes to consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   FOR THE YEAR ENDED
                                                      SEPTEMBER 30,
                                                -----------------------
                                                   1998         1997
                                                ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ..................................   $(816,761)   $(682,841)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities:
     Depreciation and amortization ..........     624,257      652,579
     Compensation element of stock options ..                   31,250
     Bad debt expense .......................      11,835
  (Increase) Decrease in:
   Accounts receivable ......................     (76,164)     (64,544)
   Prepaid expenses .........................         777        6,042
   Inventory ................................     164,137       23,674
   Other assets .............................         200       11,117
  Increase (Decrease) in:
   Accounts payable .........................       3,867      (23,291)
   Accrued expenses .........................     (31,087)      10,343
   Customer deposits ........................      88,385
   Accounts payable - related parties .......     (20,662)     117,154
                                                ---------    ---------

     Net Cash Provided by (Used in)
       Operating Activities .................     (51,216)      81,483
                                                ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ......................    (106,033)    (220,282)
                                                ---------    ---------

     Net Cash Used in Investing Activities ..    (106,033)    (220,282)
                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in Restricted cash ...............       2,851       16,883
  Proceeds from sale of common stock, net ...                      250
  Proceeds from issuance of warrants ........      34,000
  Proceeds from debt ........................     466,000      171,700
  Payments on debt ..........................    (234,433)     (86,075)
                                                ---------    ---------

     Net Cash Flows Provided by Financing
       Activities ...........................     268,418      102,758
                                                ---------    ---------


NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS................................     111,169      (36,041)


Cash and Cash Equivalents - Beginning of Year     115,038      151,079
                                                ---------    ---------

CASH AND CASH EQUIVALENTS - END OF YEAR .....   $ 226,207    $ 115,038
                                                =========    =========


          See accompanying notes to consolidated financial statements.

                                                         FOR THE YEAR ENDED
                                                             SEPTEMBER 30
                                                       ----------------------
                                                         1998          1997
                                                       --------      --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION

  Cash paid during the year for:
   Interest ........................................   $ 36,210      $  8,132
                                                       ========      ========

NON-CASH INVESTING AND FINANCING ACTIVITIES

  Net fixed assets reclassed as inventory ..........   $264,387      $ 19,012
                                                       ========      ========

  Inventory reclassed as fixed assets ..............                 $115,911
                                                                     ========

The Company paid no income taxes for the years ended September 30, 1998 and 1997, respectively.


          See accompanying notes to consolidated financial statements.

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company issues financial statements on the accrual method of accounting in accordance with generally accepted accounting principles. Accounting principles followed by the Company and the methods of applying those principles which materially affect the determination of financial position, results of operations and cash flows are summarized below:

  ORGANIZATION

  Rochem Environmental, Inc. (the Company) and its wholly-owned subsidiary, Separation Technology Systems, Inc. (STS) are engaged primarily in the business of providing industrial waste water treatment services and equipment to companies in the refining, petrochemical, oil and gas production and related industries. Patented technology licensed through a distributor agreement from a subsidiary of Pall Corporation gives the Company exclusive rights to market this product to these industries in the 48 contiguous states and in other areas outside the United States on a case-by-case basis. The patented technology licensed by the Company is based on the recovery of clean water and valuable products using membrane separation technology. The Company currently markets reverse osmosis, nanofiltration and ultrafiltration membrane separation systems. Target applications have been the use of the patented technology to recover purified water for discharge or reuse from waste waters, process waters and ground waters.

  At September 30, 1998, Pall Corporation owned approximately 45% of the outstanding stock of the Company.

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

  All of the Company's cash and cash equivalents were deposited in one bank at September 30, 1998 and 1997. At times, such deposits may be in excess of the federally insured limits. Management has reviewed the credit worthiness of this financial institution and believes that any credit risk is minimal.

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997


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

  DISTRIBUTOR AGREEMENT

  The distributor agreement is carried at cost and amortized on a straight-line basis over fifteen years.

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

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997


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

  RECENT ACCOUNTING PRONOUNCEMENTS

  The following Financial Accounting Standards Board statements have been issued but are not effective as of September 30, 1998:

  FASB 130    Reporting Comprehensive Income
  FASB 131    Disclosures About Segments of an Enterprise and Related
              Information
  FASB 132    Employer's Disclosures About Pensions and Other Post-Retirement
              Benefits
  FASB 133    Accounting for Derivative Instruments and Hedging Activities
  FASB 134    Accounting for Mortgage-Backed Securities Retained After
              the Securitization of Mortgage Loans Held for Sale by a Mortgage
              Banking Enterprise

  The Company believes there will be no material effect on its financial position or results of operations as a result of the above-mentioned pronouncements.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is currently in negotiations for several contracts that the Company believes will generate sufficient cash flows to fund operations and meet working capital needs during fiscal year 1999. Because the timing of these contracts cannot be controlled, the Company is evaluating and exploring other financing alternatives.

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

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997


NOTE 3 - INVENTORY

Inventory at September 30, 1998 and 1997, consisted of the following:


                                                       1998           1997
                                                     --------       --------

     Parts inventory ..........................      $ 16,794       $  6,809
     Component inventory ......................       160,459         70,194
                                                     --------       --------

                                                     $177,253       $ 77,003
                                                     ========       ========


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 1998 and 1997, consisted of the following:


                                                       1998            1997
                                                    -----------    -----------

     Testing equipment ........................     $   708,031    $   703,086
     Rental service equipment .................       1,074,938      1,528,921
     Leasehold improvements ...................          25,059         24,724
     Other ....................................          41,687         40,255
                                                    -----------    -----------

                                                      1,849,715      2,296,986
     Less:    Accumulated depreciation ........      (1,022,981)    (1,064,777)
                                                    -----------    -----------

                                                    $   826,734    $ 1,232,209
                                                    ===========    ===========

Depreciation expense was $247,120 and $275,210 for the years ended September 30, 1998 and 1997, respectively.

NOTE 5 - DISTRIBUTOR AGREEMENT

The Company has a distributor agreement with a subsidiary of Pall Corporation for exclusive rights to distribute Pall Corporation's waste water treatment systems and related equipment and services for all petroleum based waste water applications in all 48 contiguous United States in the Company's distribution territory.

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

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1998 AND 1997


NOTE 6 - NOTES PAYABLE

Notes payable as of September 30, 1998 and 1997, are as follows:


                                                           1998        1997
                                                         --------    --------
Notes payable to banks:

 9.5%, secured by equipment, due in monthly
   installments of principal and interest of
   $3,794, or on demand, matured September 16, 1998 ...              $ 43,249

 10.5%, secured by equipment, due in monthly
   installments of $20,631 including
   interest, matured November 13, 1997 ................                40,676

 Other ................................................  $  1,192       1,700
                                                         --------    --------

                                                         $  1,192    $ 85,625
                                                         ========    ========

Notes payable to related parties:

 10.5%, $500,000 face value, interest
   imputed at 14.7%, unsecured, principal
   and interest due December 31, 1999 .................  $466,000

 10%, unsecured, principal and interest paid
   September 30, 1998 .................................              $ 50,000

 Secured by equipment, interest at the prime
   rate plus 2%, principal and interest paid
   September 30, 1998 .................................                25,000

 10%, unsecured, principal and interest paid
   September 30, 1998 .................................                50,000

 10%, unsecured, principal and interest paid
   September 30, 1998 .................................                25,000
                                                         --------    --------

                                                          466,000     150,000
 Less: Current portion ................................               125,000
                                                         --------    --------
                                                         $466,000    $ 25,000
                                                         ========    ========

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1998 AND 1997


NOTE 7 - FACTORING ARRANGEMENT

The Company has entered into a factoring arrangement with Citizen's Bank (the
Bank) to factor the Company's receivables. Under the factoring arrangement, the bank purchases the Company's receivables at a discount of 2.05%. As a result, the Company receives cash for these receivables at the time the invoice is issued to the customer. Under the terms of the factoring arrangement, the Bank retains 10% of the total invoice amount in a reserve bank account until the customer pays the invoice. This account is maintained by the Bank under the Company's name and has been accounted for as restricted cash. In the event a customer defaults on an invoice, the Company is required to repay the Bank the cash it was advanced for that particular invoice. To assure repayment in the event of default on an invoice, the Company obtained a $275,000 line-of-credit with the Bank, which can be initiated only in the event of nonpayment of an invoice. Substantially all of the Company's property and equipment is pledged as collateral for this agreement. The agreement expires September, 1999. For accounting purposes, the receivables are considered sold at the time cash is received by the Company from the Bank.

Total proceeds to the Company from the factoring of receivables during the years ended September 30, 1998 and 1997, were approximately $734,000 and $895,000, respectively. Of this amount, $3,614 was held in the reserve account and thereby restricted at September 30, 1998. Approximately $36,000 of receivables factored during 1998 were unpaid at September 30, 1998. No balance was outstanding on the related line-of-credit at September 30, 1998.

NOTE 8- CAPITAL STOCK TRANSACTIONS

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

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1998 AND 1997


In January, 1996, the Company entered into a five-year employment agreement with Erick J. Neuman. As part of the agreement, Mr. Neuman was granted the following five-year warrants: (i) one warrant to purchase a total of 250,000 shares at $0.001 per share which vested on December 31, 1996; (ii) a warrant to purchase a total of 250,000 shares at $0.001 per share which vested during 1997; (iii) a warrant to purchase 250,000 shares at $0.10 per share, which vested in 1998; and
(iv) a warrant to purchase 250,000 shares at $0.25 per share, which vest based upon the Company attaining certain financial goals. These warrants are effective January 1, 1996, and expire on December 31, 2000. Compensation expense related to warrants granted in 1996 which vested in 1998 and 1997 was $0 and $31,250, respectively. During January 1997, Mr. Neuman exercised his warrant to purchase 250,000 shares.

In September, 1998, the Company issued a stock purchase warrant with a value of $34,000 in connection with issuance of debt. The warrant entitles Rochem Group, SA to purchase an aggregate of 1,250,000 shares of common stock at an exercise price of $.35. No warrants had been exercised as of September 30, 1998.

Had the company elected to apply Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, using the fair value based method, there would have been no effect on the Statements of Operations for the years ended September 30, 1998 and 1997.

The following table summarizes stock option and warrant activity:

                                            1998                            1997
                                ----------------------------     ----------------------------
                                    STOCK        PRICE            STOCK           PRICE
                                   OPTIONS       PER SHARE        OPTIONS        PER SHARE
                                -----------    -------------     ---------     --------------
Beginning of period ..........    1,137,000    $.001 - $1.80     1,387,000     $ .35 - $1.80

  Expired ....................      (17,000)       $1.80

  Granted ....................    1,250,000        $0.35

  Exercised ..................                                    (250,000)    $    .001
                                -----------    -------------     ---------     --------------

End of period ...............     2,370,000    $.001 - $1.00     1,137,000     $ .001 - $1.80
                                ===========    =============     =========     ==============

Exercisable at
   September 30 .............     2,074,500    $.001 - $1.00       574,500     $ .001 - $1.80
                                ===========    =============     =========     ==============

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1998 AND 1997


NOTE 9 - INCOME TAXES

The following is a reconciliation of federal income taxes computed at the statutory rate with income taxes recorded in the Consolidated Statements of Operations for the years ended September 30, 1998 and 1997:



                                                        1998             1997
                                                    -----------     ------------

Federal income tax benefit at statutory rate ...    $  (277,699)    $  (232,166)
Nondeductible items ............................            616             649
Change in valuation allowance ..................        277,000         232,000
Other ..........................................             83            (483)
                                                    -----------     -----------

                                                    $         0     $         0
                                                    ===========     ===========

Significant components of the Company's deferred tax liabilities and assets as of September 30, 1998 and 1997, are as follows:


                                                        1998            1997
                                                    -----------     ------------
Deferred tax assets:
 Net operating loss ............................    $ 2,086,000     $ 1,809,000
 Valuation allowance ...........................     (2,086,000)     (1,809,000)
                                                    -----------     -----------

 Net deferred taxes ............................    $         0     $         0
                                                    ===========     ===========

At September 30, 1998 and 1997, the Company had net operating loss carryforwards available to offset future taxable income of approximately $6,135,000 and $5,302,000, respectively. These amounts expire during the years 2008 through 2012. Under federal tax law, the amount and availability of loss carryforwards (and certain other tax attributes) are subject to a variety of interpretations and restrictive tests applicable to the Company and its subsidiaries. The utilization of such carryforwards could be limited or effectively lost upon certain changes in ownership. Accordingly, while the Company believes certain loss carryforwards are available to it, no assurance can be given concerning such loss carryforwards or whether such loss carryforwards will be available in the future.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1998 AND 1997


NOTE 10 - OPERATING LEASES

The Company leases office space and a vehicle under operating leases which expire in 2000. Future minimum lease payments as of September 30, 1998 are as follows:


          FOR THE YEAR ENDED
              SEPTEMBER 30,
          ------------------
                 1999 ............................   $107,556
                 2000 ............................     46,190
                                                     --------

                                                     $153,746
                                                     ========

Rental expense for the Company for the years ended September 30, 1998 and 1997, was approximately $57,200 and $22,050 (net of approximately $45,000 and $54,700 of sublease income), respectively.

 NOTE 11 - RELATED PARTY TRANSACTIONS

As of September 30, 1998 and 1997, the Company had notes payable to related parties of $500,000 and $150,000, respectively. Interest expense related to these notes for the years ended September 30, 1998 and 1997 was approximately $14,000 and $15,000, respectively.

As of September 30, 1998, the Company has payables to Pall Corporation of $94,975 and to a shareholder of $31,540.

As of September 30, 1997, the Company had payables to RSS and Fluid Separation Systems, affiliates of Rochem AG, of $147,177.

During the year ended September 30, 1998, the Company purchased inventory from Pall Corporation totaling $137,805.

During the year ended September 30, 1998, the Company had sales to Lefco, a shareholder, totaling $36,857.

During the year ended September 30, 1997, the Company had sales to Fluid Separation Systems totaling $28,814.

NOTE 12- COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement with an employee. As of September 30, 1998, the aggregate commitment for future salaries is approximately $258,750 through December 31, 2000.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1998 AND 1997


NOTE 13 - SIGNIFICANT CUSTOMERS AND SUPPLIERS

The Company's services and equipment sales are currently concentrated with a few customers in the petroleum, chemical and environmental industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

During the years ended September 30, 1998 and 1997, the Company had revenues from two customers comprising approximately 78% and 82% of the Company's revenue, respectively. Loss of either of these customers would have a material adverse impact on the Company's financial position and results of operations.

The Company currently only purchases key components of the licensed technology from the licensor, Pall Corporation. Although the components can be fabricated using available manufacturing techniques, a loss of this supplier could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

NOTE 14 - SIMPLIFIED EMPLOYEE PENSION PLAN

Effective December 1, 1996, the Company established an employee defined contribution pension plan for all eligible employees. Employees are permitted to defer up to 15% of their compensation. The Company may make discretionary contributions of a percentage of participants' compensation. The Company made no contributions to the plan during 1998 or 1997.

                                   SIGNATURES


      In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ROCHEM ENVIRONMENTAL, INC.

                                     By: /s/ ERICK J. NEUMAN
Dated:  January 13, 1999                     Erick Neuman
                                             President, Chief Executive Officer,
                                             Chief Financial Officer; Principal
                                             Accounting Officer; and Secretary


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ WILLIAM E. BRACKEN
    William E. Bracken              Director          January 13, 1999

/s/ DAVID A. LAMONICA
    David A. LaMonica               Director          January 13, 1999

/s/ PHILIP LEFEVRE
    Philip LeFevre                  Director          January 13, 1999

                                  EXHIBIT INDEX


      (a)   The following exhibits are incorporated by reference thereto:

      EXHIBIT
      NUMBER             IDENTIFICATION OF EXHIBIT
      -------            -------------------------
      2.1(1)       -     Reorganization Agreement
      3.1(2)       -     Amended and Restated Articles of Incorporation
      3.2(5)       -     Bylaws
      4.1(5)       -     Common Stock Specimen
      4.2(4)       -     Certificate of Designation of Preferences,
                         Rights and Limitations of Series A Preferred Stock
      4.3(4)       -     Certificate of Designation of Preferences,
                         Rights and Limitations of Series B Preferred Stock
      10.1(2)      -     Distributor Agreement
      10.2(4)      -     Asset Purchase Agreement
      10.3(2)      -     Term Sheet
      10.4(6)      -     Facilities Lease Agreement
      10.5(6)      -     Termination Agreement Between Company and GH
                         Venture Group
      10.6(6)      -     Agreement Between Company and Lefco
                         Environmental Technology, Inc.
      10.7(6)      -     Agreement Between Company and Rochem Separation
                         Systems, Inc.
      10.8(6)      -     Agreement Between Company and Rochem AG
      16.1(3)      -     Letter regarding change in certifying accountant
      16.2(3)      -     Letter regarding change in certifying accountant

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