Form 10QSB
period 1998-12-31
ROCHEM ENVIRONMENTAL INC
filed 1999-02-16
CIK 759824

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1998.
[   ]  Transition report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

      For the transition period from _____________ to _______________.

Commission File No.  0-23226

                           ROCHEM ENVIRONMENTAL, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

               UTAH                                     76-0422968
       (STATE OF INCORPORATION)             (IRS EMPLOYER IDENTIFICATION NUMBER)

              610 N. MILBY ST.
              HOUSTON, TEXAS                               77003
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)


Registrant's telephone number, including area code:  (713) 224-7626

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   [X]       No  [ ]


      As of Feb. 8, 1999, the registrant had 19,184,751 shares of Common Stock, par value $0.001 per share, issued and outstanding.

      Transitional Small Business Disclosure Format. (Check one):

                        Yes   [ ]       No   [X]

                           ROCHEM ENVIRONMENTAL, INC.

                            FORM 10-QSB REPORT INDEX


10-QSB PART AND ITEM NO.

Part I      Financial Information

      Item 1. Financial Statements (Unaudited)

              Consolidated balance sheet as of December 31, 1998.............. 3

              Consolidated statement of operations for the
               three months ended December 31, 1998 and 1997.................. 4

              Consolidated statement of cash flows for the
               three months ended December 31, 1998 and 1997.................. 5
              Notes to consolidated financial statements...................... 6

      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................ 7

Part II     Other Information

      Item 1. Legal Proceedings.............................................. 11

      Item 2. Changes in Securities.......................................... 11
      Item 3. Defaults Upon Senior Securities................................ 11
      Item 4. Submission of Matters to a Vote of Security
              Holders........................................................ 11
      Item 5. Other Information.............................................. 11
      Item 6. Exhibits and Reports on Form 8-K............................... 11
      Signature.............................................................. 13

                    ROCHEM ENVIRONMENTAL, INC AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1998

         ASSETS
Current assets:
        Cash and cash equivalents .............................    $     30,287
        Restricted cash .......................................          16,715
        Accounts receivable ...................................         182,920
        Inventory .............................................          10,771
        Prepaid expenses ......................................          16,847
                                                                   ------------
                Total current assets ..........................         257,540

Inventory .....................................................          77,003
Property and equipment, net ...................................         888,961
Intangible assets, net ........................................       3,676,627
Other assets ..................................................          20,239
                                                                   ------------
                Total assets ..................................    $  4,920,370
                                                                   ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable ......................................    $    199,919
        Accrued expenses ......................................          22,564
        Notes Payable .........................................           7,379
        Notes payable to related parties ......................         472,801
        Payable to related parties ............................         144,365
                Total current liabilities .....................         847,028
Note payable to bank ..........................................          12,785
                                                                   ------------
                Total liabilities .............................         859,813

Stockholders' equity:
        Common stock, $.001 par value, 50,000,000
                shares authorized, 19,184,751  issued and
                outstanding ...................................          19,185
        Preferred stock, no par value, 10,000,000 shares
                authorized, none outstanding
        Additional paid-in capital ............................      10,331,330
        Accumulated deficit ...................................      (6,289,958)
                                                                   ------------
                Total stockholders' equity ....................       4,060,557
                                                                   ------------
                Total liabilities and stockholders' equity ....    $  4,920,370
                                                                   ============

The accompanying notes are an integral part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                 THREE MONTHS ENDED DECEMBER 31,
                                                 ------------------------------
                                                      1998             1997
                                                  ------------     ------------
Revenues:
  Service ....................................    $    167,794     $    292,825
  Product sales ..............................         274,277     $    100,200
  Product demonstrations .....................          24,840            1,377
                                                  ------------     ------------
       Total revenues ........................         466,911          394,402

Cost of sales:
   Product Costs .............................         289,646          229,831
   Depreciation expense ......................          36,625           36,938
                                                  ------------     ------------
      Total cost of sales ....................         326,271          266,769
                                                  ------------     ------------

Gross profit .................................         140,640          127,633

Selling, general and administrative
   expenses:
   Depreciation and amortization expense .....         108,691          115,518
   Other expenses ............................         229,745          210,597
                                                  ------------     ------------
      Total selling, general and
      administrative expenses ................         338,436          326,115

Interest expense, net ........................          20,789            4,647
                                                  ------------     ------------

   Net loss ..................................        (218,585)        (203,129)
                                                  ------------     ------------
   Net loss applicable to common stock .......    $   (218,585)    $   (203,129)
                                                  ============     ============
   Net loss per share ........................    $      (0.01)    $      (0.01)
                                                  ============     ============

Weighted average shares outstanding ..........      19,184,751       19,084,751
                                                  ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                         ----------------------
                                                           1998         1997
                                                         ---------    ---------
Cash flows from operating activities:
Net loss .............................................   ($218,585)   ($203,129)
        Adjustments to reconcile net loss to net
        cash used in operating activites:
                Depreciation and amortization ........     145,316      152,456
                Basis of assets sold .................           0       90,258
                Compensation element of stock warrants           0        6,250
                Accretion of note discount ...........       6,801            0
        Changes in assets and liabilities:
                Trade accounts receivable ............     (46,906)      (7,479)
                Inventory ............................      89,479       (6,868)
                Prepaid expenses .....................      20,843       14,474
                Accounts payable .....................       6,568        3,976
                Accrued expenses .....................     (22,512)     (16,128)
                Deferred revenues ....................     (88,385)       8,222
                Payable to related party .............      17,850       24,487
                                                         ---------    ---------
Net cash provided by (used in) operating activities ..     (89,531)      66,519
                                                         ---------    ---------

Cash flows from investing activities:
                Capital expenditures .................    (113,260)     (39,358)
Net cash used in investing activities ................    (113,260)     (39,358)
                                                         ---------    ---------

Cash flows from financing activities:
               Increase in restricted cash ...........      13,101      (15,308)
               Proceeds from sale of common stock ....       1,000            0
               Loan Proceeds .........................      19,493            0
               Loan Payments .........................        (521)     (52,181)
                                                         ---------    ---------
Net cash provided by financing activities ............       6,871      (67,489)

Net increase (decrease) in cash and cash equivalents .    (195,920)     (40,328)
Cash and cash equivalents beginning of period ........     226,207      115,038
                                                         ---------    ---------
Cash and cash equivalents end of period ..............   $  30,287    $  74,710
                                                         =========    =========

Supplemental disclosure of cash flow information:
        Interest paid ................................   $  13,488    $   4,647
        Income tax paid ..............................           0            0

The accompanying notes are an integral part of the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. GENERAL:
   The accompanying consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. Please refer to the audited financial statements for the year ended September 30, 1998, for details of accounting policies and accounts.

2. SIGNIFICANT CUSTOMERS AND RELATED PARTY:
   The Company had sales constituting approximately 93% of revenue from two customers during the three months ended December 31, 1998.

3.  NOTES PAYABLE:

   Notes payable as of December 31, 1998 are as follows:

      Notes payable to banks

Woodforest Bank ..................................           $ 19,109
Citizens Bank & Trust ............................           $  1,055
                                                             --------
                                                             $ 20,164
Notes payable to related party
10.5%, $500,000 face value, interest
imputed at 14.7%,unsecured, principal
and interest due December 31, 1999 ...............           $472,801
                                                             ========

4.    SUBSEQUENT EVENT:

      In January 1999, the Company was notified of award for the supply of a second Rochem desalination system to a large engineering company for installation on a oil platform. The first system was delivered in November 1998. The second system is to be delivered in March 1999 and valued at approximately $300,000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains forward-looking statements that are based on current Company expectations and are subject to a number of factors that could cause actual results to differ materially. In the opinion of Management, such factors include, but are not limited to, market demand, competitive pricing considerations, regulatory approval and market acceptance of new technologies.

RESULTS OF OPERATIONS

      Rochem Environmental, Inc., a Utah corporation (the "Company"), is primarily engaged in the business of providing industrial wastewater treatment services and capital equipment to companies in the refining, petrochemical and oil and gas industries. In connection therewith, the Company utilizes patented reverse osmosis and nanofiltration technology licensed exclusively to it through a distributor agreement from Pall Rochem (formerly, Rochem Separation Systems, Inc.), a wholly owned subsidiary of Pall Corporation. The Company also utilizes patented ultrafiltration technology through a distributor agreement from Rochem Ultrafiltration. The patented technologies involve the use of Rochem's Disc Tube(TM) form of membrane separation modules. Management believes this process is superior to other technologies in its ability to cost effectively treat a wide variety of wastewaters with the recovery of relatively pure water and the concentration of products and by-products for reuse or disposal.

      The Company's consolidated revenues grew by 18% to $466,911 for the three months ended December 31, 1998, from $394,402 for the three months ended December 31, 1997. The increased revenue is primarily due to a sale of a reverse osmosis system to a large engineering and contruction company for use on a drilling rig.

      The revenue generated by product sales experienced growth during the three months ended December 31, 1998 with $274,277 of revenue as compared to $100,200 of revenue for the three months ended December 31, 1997. Management believes that this growth will continue into the second quarter with the delivery of a second reverse osmosis system. Revenue from service activities of $167,794 is lower for the three months ended December 31, 1998, from $293,825 for the three months ended December 31, 1997. Affecting the service activity was hurricane damage at a large refinery where the Company performs waste water treatment services. Management believes that service activity during the second quarter of fiscal 1999 will be in line with revenue generated in the second quarter of fiscal 1998. During the three months ended December 31, 1998, the Company did not have any lease activity as compared with $70,200 in the three months ended December 31, 1998 that later was converted to a product sale through a purchase agreement. During the three months ended December 31, 1998, the Company conducted a major test for a petrochemical plant and began laboratory testing for other new customers. The Company continues to focus significant resources on the continued growth in these technology demonstration efforts, as they are essential to the Company's strategy to increase product sales.

      Gross profit increased to $140,640 for the three months ended December 31, 1998 as compared to $127,633 for the three months ended December 31, 1997. The increase was primarily due to higher product sales during the period. The Company is in negotiations for the sale of equipment for projects that range in value from $250,000 to $4,500,000. Management can provide no assurance these negotiations will result in firm contracts.

      Selling, general and administrative expenses increased to $338,436 for the three months ended December 31, 1998 from $326,115 for the nine months ended December 31, 1997, of which approximately $108,691 and $115,518, respectively, were non-cash expenses associated with amortization and depreciation. This increase resulted primarily from an increase in personnel and related costs. These costs associated with personnel are related with the Company's growth strategy and expanded sales and demonstration activities.

      Interest expense increased to $20,789 for the three months ended December 31, 1998 from $4,647 for the three months ended December 31, 1997.

      Net loss increased to $218,585 for the three months ended December 31, 1998 from $203,129 for the three months ended December 31, 1997. This increase is primarily due to the impact of the Company's investments in strategic personnel that management hopes will result in increased revenue and gross profit in future periods. Management can provide no assurance these negotiations will result in firm contracts.

      As of December 31, 1998, the Company had a total of 10 employees, 5 of whom were involved in field operations and testing, 3 devoted to sales and demonstration activities and 2 involved in the general administrative and financial areas.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 1998, the Company had a working capital deficit of $589,488 and a quick ratio of 0.3 to 1.0 as compared to net working capital deficit of $392,185 and a quick ratio of 0.4 to 1.0 on December 31, 1997. Current assets increased to $257,540 as of December 31, 1998 from $238,879 as of December 31, 1997.

      Net cash used in operating activities in the three months ended December 31, 1998 was $89,531. In contrast, in the three months ended December 31, 1997 operating activities provided $66,519 in net cash. This decrease in net cash provided by operating activities is primarily due to the transfer of equipment from inventory into operating equipment for service activities.

      Net cash used for the purchase of capital equipment during the three months ended December 31, 1998 was $113,260 as compared to $39,358 during the three months ended December 31, 1997. This additional service equipment was acquired to support contract work that is expected to continue through Fiscal 1999.

      During the three months ended December 31, 1998, financing activities provided net cash of $6,871. During the three months ended December 31, 1997, financing activities used $67,489.

      In September 1998, the Company obtained a $500,000 loan from Rochem Group SA, an affiliate of Fluid Separation Systems. The loan, which bears an interest rate of 10.5% per annum, with interest payable upon maturity, matures on December 31, 1999. As part of the loan agreement, the Company agreed to issue a stock purchase warrant entitling Rochem Group, SA to purchase an aggregate of 1,250,000 shares of the Company's common stock. In the event the loan is paid in full at December 31, 1998, the exercise price for the Warrant shall be $0.35 per share for the term of the Warrant. If no principal payment has been made on the principal balance by December 31, 1998, the exercise price for the Warrant shall be $0.25 per share. If a partial payment of the principal balance has been made, the exercise price shall be $0.35 in proportion to the principal made and $0.25 in the proportion to the remaining principal balance. The proceeds of this transaction were used to repay loans to Fluid Separation Systems totaling $150,000 in principal. Specifically, these loans were $25,000 in December 1995, $50,000 in February 1996, $25,000 in July 1996 and $50,000 in January 1997. To
date the Company has not made any principal or interest payment on this loan. The exercise price for the Warrant is $0.25 per share.

      In Fiscal 1998, the Company made capital investments to acquire additional and to upgrade existing rental service equipment for present customers. These investments are expected to continue to provide additional cash in Fiscal 1999. The Company is currently in negotiations for several contracts that the Company believes will generate sufficient cash flows to continue to fund operations and meet working capital needs during Fiscal 1999. Management can provide no assurance these negotiations will result in firm contracts. Because the timing of these projects cannot be controlled, the Company is evaluating and exploring other financing alternatives. In the event additional funding is required, the Company will consider alternatives to do so through a combination of efforts or methods, including additional extensions on its notes payable, financing rental service equipment or contracts, joint ventures, equity investors, venture capital groups, institutions, issuance of convertible or subordinated debt, or a form of business combinations. Should the need arise for the use of any of these methods to raise capital, there can be no assurances that any of these alternatives will be available to the Company.

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

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are incorporated by reference thereto:

            Exhibit
            NUMBER      IDENTIFICATION OF EXHIBIT

            2.1(1)   -  Reorganization Agreement
            3.1(2)   -  Amended and Restated Articles of Incorporation
            3.2(5)   -  Bylaws
            4.1(5)   -  Common Stock Specimen
            4.2(4)   -  Certificate of Designation of Preferences, Rights and
                        Limitations of Series A Preferred Stock
            4.3(4)   -  Certificate of Designation of Preferences, Rights and
                        Limitations of Series B Preferred Stock
            10.1(2)  -  Distributor Agreement
            10.2(4)  -  Asset Purchase Agreement
            10.3(2)  -  Term Sheet
            10.4(6)  -  Facilities Lease Agreement
            10.5(6)  -  Termination Agreement Between Company and GH Venture
                        Group
            10.6(6)  -  Agreement Between Company and Lefco Environmental

                        Technology, Inc.
            10.7(6)  -  Agreement Between Company and Rochem Separation Systems,
                        Inc.
            10.8(6)  -  Agreement Between Company and Rochem AG
            10.9(6)  -  Employment Agreement With Erick Neuman
            16.1(7)  -  Letter regarding change in certifying accountant
            16.2(7)  -  Letter regarding change in certifying accountant

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


                                     ROCHEM ENVIRONMENTAL, INC.
                                                  (Registrant)

Date:  February 16, 1999             By:/s/ERICK J. NEUMAN
                                           Erick J. Neuman, President;
                                           Secretary; Chief Executive Officer,
                                           And Principal Accounting Officer

Date: February 16, 1999              By:/s/WILLIAM E. BRACKEN
                                           William E. Bracken, Vice President