Form 10QSB
period 1999-03-31
ROCHEM ENVIRONMENTAL INC
filed 1999-05-17
CIK 759824

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

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

                        Yes [X]       No  [ ]


      As of May 6, 1999, the registrant had 19,184751 shares of Common Stock, par value $.001 per share, issued and outstanding.

      Transitional Small Business Disclosure Format.(Check one):

                        Yes [ ]       No  [X]

                           ROCHEM ENVIRONMENTAL, INC.

                            FORM 10-QSB REPORT INDEX

10-QSB PART AND ITEM NO.

  Part I Financial Information

         Item 1. Financial Statements (Unaudited)

                   Consolidated balance sheet as of
                     March 31, 1999 .....................................   3

                   Consolidated statement of operations for the three
                     months ended March 31, 1999 and 1998 ...............   4

                   Consolidated statement of operations for the six
                     months ended March 31, 1999 and 1998 ...............   5

                   Consolidated statement of cash flows for the six
                     months ended March 31, 1999 and 1998 ...............   6

                   Notes to consolidated financial statements ...........   7

         Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ................   8

  Part II Other Information

         Item 1. Legal Proceedings ......................................  12
         Item 2.   Changes in Securities ................................  12
         Item 3.   Defaults Upon Senior Securities ......................  12
         Item 4.   Submission of Matters to a Vote of Security Holders ..  12
         Item 5.   Other Information ....................................  13
         Item 6.   Exhibits and Reports on Form 8-K .....................  13
         Signature ......................................................  14

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 1999
                                   (Unaudited)


         ASSETS
Current assets:
        Cash and cash equivalents .............................    $    239,099
        Restricted cash .......................................          14,340
        Accounts receivable ...................................         214,832
        Inventory .............................................          32,872
        Prepaid expenses ......................................           9,373
                                                                   ------------
                Total current assets ..........................         510,516

Inventory .....................................................          77,003
Property and equipment, net ...................................         831,187
Intangible assets, net ........................................       3,582,342
Other assets ..................................................          20,239
                                                                   ------------
                Total assets ..................................    $  5,021,287
                                                                   ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable ......................................    $    179,456
        Accrued expenses ......................................          35,523
        Notes Payable .........................................           7,238
        Notes payable to related parties ......................         479,602
        Payable to related parties ............................         395,199
                                                                   ------------
                Total current liabilities .....................       1,097,018
Note payable to bank ..........................................          11,617
                                                                   ------------
                Total liabilities .............................       1,108,635

Stockholders' equity:
        Common stock, $.001 par value, 50,000,000
                Shares authorized, 19,184,751  issued and
                outstanding ...................................          19,185
        Preferred stock, no par value, 10,000,000 shares
                Authorized, none outstanding
        Additional paid-in capital ............................      10,331,330
        Accumulated deficit ...................................      (6,437,863)
                                                                   ------------
                Total stockholders' equity ....................       3,912,652
                                                                   ------------
                Total liabilities and stockholders' equity ....    $  5,021,287
                                                                   ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                   Three months ended March 31,
                                                  -----------------------------
                                                      1999             1998
                                                  ------------     ------------
Revenues:
  Service and lease ..........................    $    232,982     $    339,121
  Product sales ..............................         379,389     $     32,021
  Product demonstrations .....................           4,200                0
                                                  ------------     ------------
       Total revenues ........................         616,571          371,142

Cost of sales:
   Product Costs .............................         340,526          212,143
   Depreciation expense ......................          44,856           36,938
                                                  ------------     ------------
      Total cost of sales ....................         385,382          249,081
                                                  ------------     ------------

Gross profit .................................         231,189          122,061

Selling, general and administrative
   expenses:
   Depreciation and amortization expense .....         109,955          115,518
   Other expenses ............................         248,516          182,987
                                                  ------------     ------------
      Total selling, general and
      administrative expenses ................         358,471          298,505

Interest expense, net ........................          20,626            7,504
                                                  ------------     ------------

   Net loss ..................................        (147,908)        (183,948)
                                                  ------------     ------------


   Net loss applicable to common stock .......    ($   147,908)    ($   183,948)
                                                  ============     ============

   Net loss per share ........................    ($      0.01)    ($      0.01)
                                                  ============     ============

Weighted average shares outstanding ..........      19,184,751       19,084,751
                                                  ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)

                                                     Six months ended March 31,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
Revenues:
  Service and lease ............................   $    400,777    $    703,523
  Product sales ................................        653,665          62,021
  Product demonstrations .......................         29,040               0
                                                   ------------    ------------
       Total revenues ..........................      1,083,482         765,544

Cost of sales:
   Product costs ...............................        630,173         441,973
   Depreciation expense ........................         81,481          73,876
                                                   ------------    ------------
      Total cost of sales ......................        711,654         515,849
                                                   ------------    ------------

Gross profit ...................................        371,828         249,695

Selling, general and administrative expenses:
   Depreciation and amortization expense .......        218,646         231,035
   Other expenses ..............................        478,822         403,586
                                                   ------------    ------------
      Total selling, general and
      administrative expenses ..................        697,468         634,621

Interest expense, net ..........................         40,852          12,151
                                                   ------------    ------------

   Net loss ....................................       (366,492)       (397,077)
                                                   ------------    ------------


   Net loss applicable to common stock .........   ($   366,492)   ($   397,077)
                                                   ============    ============

   Net loss per share ..........................   ($      0.02)   ($      0.02)
                                                   ============    ============

Weighted average shares outstanding ............     19,184,751      19,084,751
                                                   ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                         Six months ended March 31,
                                                                         --------------------------
                                                                            1999           1998
                                                                         ---------       ---------
Cash flows from operating activities:
Net loss ..........................................................      ($366,492)      ($397,077)
        Adjustments to reconcile net loss to net
        cash used in operating activities:
                Depreciation and amortization .....................        300,127         304,911
                Basis of assets sold ..............................              0         164,886
                Compensation element of stock warrants ............              0           6,250
                Accretion of note discount ........................         13,602               0
        Changes in assets and liabilities:
                Trade accounts receivable .........................        (78,818)         (4,961)
                Inventory .........................................         67,381          (7,033)
                Prepaid expenses ..................................         28,317          31,867
                Other assets ......................................              0            (200)
                Accounts payable ..................................        (26,641)         44,953
                Accrued expenses ..................................          3,193         (37,781)
                Deferred revenues .................................        (88,385)              0
                Payable to related party ..........................        268,683          25,259
                                                                         ---------       ---------
Net cash provided by (used in) operating activities ...............        120,967         131,074
                                                                         ---------       ---------

Cash flows from investing activities:
               Capital expenditures ...............................       (116,011)        (59,857)
                                                                         ---------       ---------
Net cash used in investing activities .............................       (116,011)        (59,857)
                                                                         ---------       ---------

Cash flows from financing activities:
              Decrease(Increase) in restricted cash ...............        (10,726)          6,465
               Proceeds from sale of common stock .................          1,000               0
               Loan Proceeds ......................................         19,493               0
               Loan Payments ......................................         (1,831)        (59,896)
                                                                         ---------       ---------
Net cash provided by (used in) financing activities ...............          7,936         (53,431)

Net increase (decrease) in cash and cash equivalents ..............         12,892          17,786
Cash and cash equivalents beginning of period .....................        226,207         115,038
                                                                         ---------       ---------
Cash and cash equivalents end of period ...........................      $ 239,099       $ 132,824
                                                                         =========       =========

Supplemental disclosure of cash flow information:
        Interest paid .............................................      $   1,136       $  12,361
        Income tax  paid ..........................................              0               0


               The accompanying notes are an integral part of the
                       consolidated financial statement.

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

2. SIGNIFICANT CUSTOMERS:

   The Company had sales constituting approximately 60.3% of revenue from three customers during the six months ended March 31, 1999. Service and lease revenue from two customers accounted for approximately 37% of revenue for the six months ended March 31, 1999.

3. NOTES PAYABLE:

   Notes payable as of March 31, 1999 are as follows:

   Notes payable to banks

   Woodforest Bank                                 $ 17,941
   Citizens Bank & Trust                           $    914
                                                   --------
                                                   $ 18,855

   Notes payable to related party
   10.5%, $500,000 face value, interest
   imputed at 14.7%, unsecured, principal
   and interest due December 31, 1999              $479,602
                                                   ========


4.    SIGNIFICANT EVENT:

      On March 18, 1999, David A. LaMonica resigned from the Board of Directors. Mr. LaMonica did not have any disagreements with the Company on any matter relating to the Company's operations, policies or practices. On March 18, 1999, the Board of Directors elected William C. Palmer, Senior Vice President of Pall Corporation, to fill the vacancy. Mr. Palmer will serve until the next respective annual meeting of the stockholders or until his respective successor has been elected or resigns.

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

RESULTS OF OPERATIONS

Rochem Environmental, Inc., a Utah corporation (the "Company"), is primarily engaged in the business of providing industrial wastewater treatment services and capital equipment to companies in the refining, petrochemical and oil and gas industries. In connection therewith, the Company utilizes patented reverse osmosis and nanofiltration technology licensed exclusively to it through a distributor agreement from Pall Rochem (formerly Rochem Separation Systems, Inc.), a wholly owned subsidiary of Pall Corporation. The Company also utilizes patented ultrafiltration technology through a distributor agreement from Rochem Ultrafiltration. The patented technologies involve the use of Rochem's Disc Tube(TM) form of membrane separation modules. Management believes this process is superior to other technologies in its ability to cost effectively treat a wide variety of wastewaters with the recovery of relatively pure water and the concentration of products and by-products for reuse or disposal.

The Company's consolidated revenues of $616,571 for the three months ended March 31, 1999 were approximately 66% greater than the $371,142 for the three months ended March 31, 1998. The Company's consolidated revenues grew by 42% to $1,083,482 for the six months ended March 31, 1999, from $765,544 for the six months ended March 31, 1998. The increased revenue is primarily due to sale of reverse osmosis equipment to a large engineering and construction company for use on a drilling rig.

Revenue generated by product sales continued to experience growth during the three months ended March 31, 1999 with $379,389 of revenue compared to $32,021 of revenue for the three months ended March 31, 1998. Revenue from service and lease related activities was $232,982 for the three months ended March 31, 1999 as compared to $339,121 for the same period in Fiscal 1998. Revenue from service activities were lower than anticipated due to the continued delay in work at a large refinery where the Company performs waste water treatment services. During the three months ended March 31, 1999, the Company did not have any lease activity as compared with $70,200 in the three months ended March 31, 1998 that later was converted to a product sale through a purchase agreement. During the three months ended March 31, 1999, the Company completed a major test for a petrochemical plant and began laboratory testing for other new customers. The Company continues to focus significant resources on the continued growth in these technology demonstration efforts, as they are essential to the Company's strategy to increase product sales.

Gross profit for the three months ended March 31, 1999 of $231,189 increased by 89% as compared to $122, 061 for the same period in Fiscal 1998. Gross profit for the six months ended March 31, 1999 of $371,828 increased by 49% as compared to $249, 695 for the six months ended March 31, 1998. The increase was primarily due to higher product sales. The Company is in negotiations for the sale of equipment for projects that range in value from $250,000 to $4,500,000. Management can provide no assurance these negotiations will result in firm contracts.

Selling, general and administrative (SG&A) expenses increased to $358,471 from $298,505 for the three months ended March 31, 1999, of which approximately $109,955 and $115,518, respectively, were non-cash expenses associated with amortization and depreciation. SG&A expenses for the six months ended March 31, 1999 was $697,468 as compared to $634,621 for the same period of Fiscal 1998. This increase resulted from an increase in personnel and related costs. These costs associated with personnel are related with the Company's growth strategy and expanded sales and demonstration activities.

Interest expense increased from $7,504 for the three months ended March 31, 1998 to $20,626 for the three months ended March 31, 1999. Interest expense for the six months ended March 31, 1999 was $40,852 compared to $12,151 for the same period of Fiscal 1998.

Net loss decreased for the three months ended March 31, 1999 to $147,908 as compared to $183,948 for the same period in Fiscal 1998. Net loss for the six months ended March 31, 1999 of $366,492 decreased as compared to $397,077 for the six months ended March 31, 1998. This decrease is primarily a result of increase product sales although the effect of increased interest expense and personnel related costs offset a significant reduction in the net loss in this quarter.

As of March 31, 1999, the Company had a total of 9 employees, 5 of whom were involved in field operating activities and testing, 3 devoted full time to sales activities and 1 involved in the general administration and financial areas. The Company utilizes contract employees for certain activities.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had a net working capital deficit of $586,502 and a quick ratio of 0.5 to 1.0 as compared to a net working capital deficit of $379,914 and a quick ratio of 0.4 to 1.0 on March 31, 1998. Current assets increased to $510,516 as of March 31, 1999 from $255,310 as of March 31, 1998.

Net cash provided by operating activities in the six months ended March 31, 1999 was $120,967. In the six months ended March 31, 1998 operating activities provided $131,074 in net cash.

Net cash used for the purchase of capital equipment during the six months ended March 31, 1999 was $116,011 as compared to $59,587 during the six months ended March 31, 1998.

During the six months ended March 31, 1999, financing activities provided net cash of $7,936. In contrast, during the six months ended March 31, 1998, net cash used in financing activities was $53,431.

In September of 1998, the Company obtained a $500,000 loan from Rochem Group SA, an affiliate of Fluid Separation Systems. The loan, which bears an interest rate of 10.5% per annum, with interest payable upon maturity, matures on December 31, 1999. As part of the loan agreement, the Company agreed to issue a stock purchase warrant entitling Rochem Group, SA to purchase an aggregate of 1,250,000 shares of the Company's common stock. The proceeds of this transaction were used to repay loans to Fluid Separation Systems totaling $150,000 in principal. Specifically, these loans were $25,000 in December 1995, $50,000 in February 1996, $25,000 in July 1996 and $50,000 in January 1997. To date the Company has not made any principal or interest payment on this loan. The exercise price for the Warrant is $0.25 per share.

In Fiscal 1998, the Company made capital investments to acquire additional and to upgrade existing rental service equipment for present customers. These investments are expected to continue to provide additional cash in Fiscal 1999. The Company is currently in negotiations for several contracts that the Company believes will generate sufficient cash flows to continue to fund operations and meet working capital needs during Fiscal 1999. Management can provide no assurance these negotiations will result in firm contracts. Because the timing of these projects cannot be controlled, the Company is evaluating and exploring other financing alternatives. In the event additional funding is required, the Company will consider alternatives to do so through a combination of efforts or methods, including additional extensions on its notes payable, financing rental service equipment or contracts, joint ventures, equity investors, venture capital groups, institutions, issuance of convertible or subordinated debt, or a form of business combinations. Should the need arise for the use of any of these methods to raise capital, there can be no assurances that any of these alternative will be available to the Company.

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

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties failure to remediate their own Year 2000 Issues. There can be no guarantee that the systems of other companies on which the Company's system rely will be timely converted and would not have an adverse effect on the

Company's systems. The Company has determined it has no exposure to contingencies related to the Year 2000 Issue for services it has provided.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None.

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS

            The following matters were submitted to a vote of shareholders during the Annual Meeting of Stockholders held on March 12,1999.

            On March 12, 1999 the holders of a majority of shares of Common Stock of the Company approved the election of four directors for the coming year.

                                      FOR           WITHHELD      ABSTAIN
                                   ----------       --------      -------
            William E. Bracken     15,509,471        31,945           0
            David A. LaMonica      15,506,821        34,595           0
            Philip LeFevre         15,506,821        34,595           0
            Erick J. Neuman        15,506,821        34,595           0


            On March 12, 1999 the holders of a majority of shares of Common Stock of the Company approved the ratification of Weinstein Spira & Company, P.C. as independent auditors for the fiscal year ending September 30, 1999.

                                      FOR             AGAINST       ABSTAIN
                                   ----------        ---------     ---------
                                   15,510,742         29,595         1,079

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

          ------------

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

      (b) Reports on Form 8-K

          On March 23, 1999 the Company filed a current report on Form 8-K to report the March 18, 1999 resignation of David A. LaMonica from the board of directors. Mr. LaMonica did not have any disagreements with the Company on any matter relating to the Company's operations, policies or practices. On March 18, 1999, the board elected William Palmer, Senior Vice President of Pall Corporation, to fill the vacancy. Mr. Palmer will serve until the next respective annual meeting of the stockholders or until his representative successor has been elected or resigns.

                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 ROCHEM ENVIRONMENTAL, INC.
                                      (Registrant)

Date:  May 17, 1999              By: /s/ ERICK J. NEUMAN
                                         Erick J. Neuman, President;
                                         Secretary; Chief Executive Officer,
                                         Chief Financial Officer, and Principal
                                         Accounting Officer


Date:  May 17, 1999              By: /s/ WILLIAM E. BRACKEN
                                         William E. Bracken, Vice President