Form 10QSB
period 1999-06-30
ROCHEM ENVIRONMENTAL INC
filed 1999-08-16
CIK 759824

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to _______________.

Commission File No.  0-23226

                           ROCHEM ENVIRONMENTAL, INC.
               (Exact name of Registrant as specified in charter)

                UTAH                                      76-0422968
           --------------                            ----------------------
             (State of                                  (IRS Employer
           Incorporation)                            Identification Number)

           610 N. MILBY ST.
            Houston, Texas                                   77003
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code:  (713) 224-7626

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

      As of August 4, 1999, the registrant had 19,184,751 shares of Common Stock, par value $0.001 per share, issued and outstanding.

      Transitional Small Business Disclosure Format. (Check one):

                                 Yes [ ] No [X]

                           ROCHEM ENVIRONMENTAL, INC.

                            FORM 10-QSB REPORT INDEX


10-QSB PART AND ITEM NO.

    Part I    Financial Information

              Item 1.       Financial Statements (Unaudited)

                              Consolidated balance sheet as of
                                 June 30, 1999...............................3

                              Consolidated statement of operations
                                 for the three months ended June 30,
                                 1999 and 1998...............................4

                              Consolidated statement of operations
                                 for the nine months ended June 30, 1999
                                 and 1998....................................5

                              Consolidated statement of cash flows
                                 for the nine months ended June 30, 1999
                                 and 1998....................................6

                              Notes to consolidated financial statements.....7

              Item 2.         Management's Discussion and Analysis of
                                Financial Condition and Results of
                                Operations...................................9

    Part II   Other Information

              Item 1.         Legal Proceedings.............................12
              Item 2.         Changes in Securities.........................12
              Item 3.         Defaults Upon Senior Securities...............12
              Item 4.         Submission of Matters to a
                                Vote of Security Holders....................12
              Item 5.         Other Information.............................12
              Item 6.         Exhibits and Reports on Form 8-K..............12
              Signature.....................................................14

                    ROCHEM ENVIRONMENTAL, INC AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

     ASSETS
Current assets:
    Cash and cash equivalents ..................................   $    321,382
    Restricted cash ............................................          9,758
    Accounts receivable ........................................        225,686
    Inventory ..................................................         45,125
    Prepaid expenses ...........................................         21,084
                                                                   ------------
         Total current assets ..................................        623,035

Inventory ......................................................         77,003
Property and equipment, net ....................................        777,605
Intangible assets, net .........................................      3,488,058
Other assets ...................................................         20,239
                                                                   ------------
          Total assets .........................................   $  4,985,940
                                                                   ============
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...........................................   $    184,752
    Accrued expenses ...........................................         92,553
    Notes Payable ..............................................          8,244
    Notes payable to related parties ...........................        486,403
    Payable to related parties .................................        462,277
                                                                   ------------
        Total current liabilities ..............................      1,234,229
Long term note payable to bank .................................         12,103
                                                                   ------------
        Total liabilities ......................................      1,246,332
Stockholders' equity:
        Common stock, $.001 par value, 50,000,000
           shares authorized, 19,184,751  issued and
           outstanding .........................................         19,185
        Preferred stock, no par value, 10,000,000 shares
           authorized, none outstanding
        Additional paid-in capital .............................     10,331,330
        Accumulated deficit ....................................     (6,610,907)
                                                                   ------------
                Total stockholders' equity .....................      3,739,608
                                                                   ------------
                Total liabilities and stockholders' equity .....   $  4,985,940
                                                                   ============


   The accompanying notes are an integral part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                               THREE MONTHS ENDED JUNE 30,
                                                                               ---------------------------
                                                                                   1999           1998
                                                                               ------------   ------------
Revenues:
  Service and lease .........................................................  $    233,919   $    366,900
  Product sales .............................................................       174,000         16,066
  Product demonstrations ....................................................        19,813              0
                                                                               ------------   ------------
       Total revenues .......................................................       427,732        382,966
Cost of sales:
  Product costs .............................................................       204,693        216,544
  Depreciation expense ......................................................        44,856         37,993
                                                                               ------------   ------------
    Total cost of sales .....................................................       249,549        254,537
                                                                               ------------   ------------
Gross profit ................................................................       178,183        128,429
Selling, general and administrative
  expenses:
  Depreciation and amortization expense .....................................       109,955        115,835
  Other expenses ............................................................       220,758        230,659
                                                                               ------------   ------------
    Total selling, general and
    administrative expenses .................................................       330,713        346,494
Interest expense(income), net ...............................................        20,515          3,770
                                                                               ------------   ------------
  Net loss ..................................................................      (173,045)      (221,835)
                                                                               ------------   ------------
  Net loss applicable to common stock .......................................  $   (173,045)  $   (221,835)
                                                                               ============   ============
  Net loss per share ........................................................  $      (0.01)  $      (0.01)
                                                                               ============   ============
Weighted average shares outstanding .........................................    19,184,751     19,084,751
                                                                               ============   ============

        The accompanying notes are an integral part of the consolidated financial statements.

                  ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                    NINE MONTHS ENDED JUNE 30,
                                                  -----------------------------
                                                      1999             1998
                                                  ------------     ------------
Revenues:
 Service and lease ...........................    $    634,696     $  1,070,422
 Product sales ...............................         827,665           78,088
 Product demonstrations ......................          48,853                0
                                                  ------------     ------------
    Total revenues ...........................       1,511,214        1,148,510
Cost of sales:
 Product costs ...............................         834,866          658,517
 Depreciation expense ........................         126,337          111,869
                                                  ------------     ------------
    Total cost of sales ......................         961,203          770,386
                                                  ------------     ------------
Gross profit .................................         550,011          378,124
Selling, general and administrative
 expenses:
 Depreciation and amortization expense .......         328,601          346,870
 Other expenses ..............................         699,580          634,245
                                                  ------------     ------------
   Total selling, general and
   administrative expenses ...................       1,028,181          981,115
Interest expense(income), net ................          61,367           15,922
                                                  ------------     ------------
   Net loss ..................................        (539,537)        (618,913)
                                                  ------------     ------------
   Net loss applicable to common stock .......     $  (539,537)     $  (618,913)
                                                  ============     ============
   Net loss per share ........................     $     (0.03)     $     (0.03)
                                                  ============     ============
Weighted average shares outstanding ..........      19,184,751       19,084,751
                                                  ============     ============
        The accompanying notes are an integral part of the consolidated financial statements.

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                          NINE MONTHS ENDED JUNE 30,
                                                          -------------------------
                                                             1999          1998
                                                          -----------   -----------
Cash flows from operating activities:
Net loss ...............................................  $  (539,537)  $  (618,913)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
        Depreciation and amortization ..................      454,938       458,739
        Accretion of note discount .....................       20,403             0
    Changes in assets and liabilities:
        Trade accounts receivable ......................      (89,672)      (44,830)
        Inventory ......................................       55,125      (205,375)
        Prepaid expenses ...............................       16,606        16,974
        Accounts payable ...............................       (8,596)       56,469
        Accrued expenses ...............................       47,477         2,763
        Deferred revenues ..............................      (88,385)            0
        Payable to related party .......................      335,762        71,934
                                                          -----------   -----------
Net cash provided by (used in) operating activities ....      204,121       154,561
                                                          -----------   -----------
Cash flows from investing activities:
        Capital expenditures ...........................     (122,956)      (60,547)
                                                          -----------   -----------
Net cash used in investing activities ..................     (122,956)      (60,547)
Cash flows from financing activities:
        (Increase) in restricted cash ..................       (6,144)       (4,159)
        Proceeds from sale of common stock .............        1,000             0
        Loan Proceeds ..................................       22,468             0
        Loan Payments ..................................       (3,314)      (59,896)
                                                          -----------   -----------
Net cash provided by financing activities ..............       14,010       (64,055)

Net increase (decrease) in cash and cash equivalents ...       95,175        29,959
Cash and cash equivalents beginning of period ..........      226,207       115,038
                                                          -----------   -----------
Cash and cash equivalents end of period ................  $   321,382   $   144,997
                                                          ===========   ===========
Supplemental disclosure of cash flow information:
    Interest paid ......................................  $     1,782   $    16,197
    Income tax paid ....................................            0             0

        The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. GENERAL:
   The accompanying consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented. Please refer to the audited financial statements for the year ended September 30, 1998, for details of accounting policies and accounts.

2. SIGNIFICANT CUSTOMERS AND RELATED PARTY:
   The Company had sales constituting approximately 92.3% of revenue from three customers during the nine months ended June 30, 1999. Service and lease revenue from the Chevron refinery in Pascagoula, Mississippi accounted for approximately 39.5% of the total revenue generated during the nine months ended June 30, 1999.

3. NOTES PAYABLE:
   Notes payable as of June 30, 1999 are as follows:

      Notes payable to banks

Woodforest Bank .................................................   $     16,746
Citizens Bank & Trust ...........................................   $      3,601
                                                                    ------------
                                                                    $     20,347
                                                                    ============
Notes payable to related party
10.5%, $500,000 face value, interest
imputed at 14.7%, unsecured, principal
and interest due December 31, 1999...............................   $    486,403
                                                                    ============

4. SUBSEQUENT  EVENT:
   Rochem Environmental, Inc. has been treating waste water generated by a hydrodrilling service. In order to streamline their contracting, Chevron decided to combine both of these activities under one contract and offered it for bids. The Company was notified on July 2, 1999 that it was not selected as the final contractor for both the hydrodrilling and waste water treatment service. Therefore, as of August 1999, the Company will no longer provide these services, which has been a significant source of revenue for the Company.

   For the fiscal year ended September 30, 1997, the Company's revenue totaled $1,427,202 of which $768,738 was generated by service work at the Chevron refinery. For the fiscal year ended September 30, 1998, the Company's revenue totaled $1,427,257 of which $772,539 was generated by service work at the Chevron refinery. For the nine months ended June 30, 1999 revenue generated by the service work at the Chevron refinery was $597,290 of the total revenue of $1,511,214.

   The Company is in negotiations for several contracts that range in value from $250,000 to $4,500,000 that the Company believes will be finalized in the near future and which are expected to generate sufficient cash flows to continue to fund operations and meet working capital needs during Fiscal 1999. Management can provide no assurance these negotiations will result in firm contracts.

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

      The Company's consolidated revenues grew by 32% to $1,511,214 for the nine months ended June 30, 1999, from $1,148,510 for the nine months ended June 30, 1998. The increased revenue is primarily due to an increase in product sales during the nine months ended June 30, 1999 as compared to the nine months ended June 30, 1998. The consolidated revenues increased to $427,732 for the three months ended June 30, 1999, from $382,966 for the three months ended June 30, 1998.

      The revenue generated by product sales continued to experience growth during the nine months ended June 30, 1999 with $827,665 of revenue as compared to $78,088 of revenue for the nine months ended June 30, 1997. Revenue from service and lease related activities of $634,696 is lower for the nine months ended June 30, 1999, from $1,070,422 for the nine months ended June 30, 1998. Affecting the service and lease revenues has been the delay in projects that the Company has a key role to provide equipment. During the three months ended June 30, 1999, the Company completed laboratory testing for new customers. The Company continues to focus significant resources on the continued growth in these technology demonstration efforts, as they are essential to the Company's strategy to increase the product sales.

      Gross profit increased to $550,011 for the nine months ended June 30, 1999 as compared to $378,124 for the nine months ended June 30, 1998. For the three months ended June 30, 1999 the gross profit increased to $178,183 as compared to $128,429 for the three months ended June 30, 1998. This increase was primarily due to increased product sales resulting in a higher contribution to gross profit. The Company is in negotiations for the sale of equipment that range in value from $250,000 to $4,500,000.

      Selling, general and administrative expenses increased to $1,082,181 for the nine months ended June 30, 1999 from $981,115 for the nine months ended June 30, 1998, of which approximately $328,601 and $346,870, respectively, were non-cash expenses associated with amortization and depreciation. This increase resulted primarily from an increase in personnel and related costs. These costs associated with personnel are related with the Company's growth strategy and expanded sales and demonstration activities.

      Net loss decreased to $539,537 for the nine months ended June 30, 1999 from $618,913 for the nine months ended June 30, 1998. This decrease is primarily due to the impact of the Company's investments in strategic personnel that are expected to result in increased revenue and gross profit in future periods.

      As of June 30, 1999, the Company had a total of 9 employees, 5 of whom were involved in field operations and testing, 3 devoted to sales and demonstration activities and 1 involved in the general administrative and financial areas.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1999, the Company had a working capital deficit of $611,194 and a quick ratio of 0.5 to 1.0 as compared to net working capital deficit of $391,259 and a quick ratio of 0.4 to 1.0 on June 30, 1998. This increase in working capital deficit is primarily due to the increase in current liabilities. Current assets increased to $623,035 as of June 30, 1999 from $277,731 as of June 30, 1998. Inventory increased to $122,128 as of June 30, 1999 from $99,746 at June 30, 1998.

      Net cash provided by operating activities in the nine months ended June 30, 1999 was $204,121 compared to $154,561 for the same period in Fiscal 1998.

      Net cash used for the purchase of capital equipment during the nine months ended June 30, 1999 was $122,956 as compared to $60,547 during the nine months ended June 30, 1998.

      During the nine months ended June 30, 1999, financing activities provided net cash of $14,010. For the same period during Fiscal 1998, financing activities used net cash of $64,055.

      In September of 1998, the Company obtained a $500,000 loan from Rochem Group SA, an affiliate of Fluid Separation System. The loan, which bears an interest rate of 10.5% per annum, with interest payable upon maturity, matures on December 31, 1999. As part of the loan agreement, the Company agreed to issue a stock purchase warrant entitling Rochem Group SA to purchase an aggregate of 1,250,000 shares of the Company's common stock. The proceeds of this transaction were used to repay loans to

Fluid Separation Systems totaling $150,000 in principal. Specifically, these loans were $25,000 in December 1995, $50,000 in February 1996, $25,000 in July 1996 and $50,000 in January 1997. To date the Company has not made any principal or interest payment on this loan. The exercise price for the Warrant is $0.25 per share.

      In Fiscal 1998, the Company made capital investments to acquire additional and upgrade existing rental service equipment for present customers. These investments are expected to continue to provide additional cash in Fiscal 1999. The Company is currently in negotiations for several contracts that the Company believes will generate sufficient cash flows to continue to fund operations and meet working capital needs during Fiscal 1999. Management can provide no assurance these negotiations will result in firm contracts. Because the timing of these projects cannot be controlled and the loss of revenue from the service work provided to the refinery in Mississippi will impact the cash flow from operations, the Company is evaluating and exploring other financing alternatives. In the event additional funding is required, the Company will consider alternatives to do so through a combination of efforts or methods, including additional extensions on its notes payable, financing rental service equipment or contracts, joint ventures, equity investors, venture capital groups, institutions, issuance of convertible or subordinated debt, or a form of business combination. Should the need arise for the use of any of these methods to raise capital, there can be no assurances that any of these alternatives will be available to the Company.

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

      (b)   Reports on Form 8-K

            On July 13, 1999 the Company filed a current report on Form 8-K to report the July 2, 1999 notification that the Company was not selected as the final contractor for both the hydrodrilling and waste water treatment services at the Chevron refinery in Pascagoula, Mississippi. Therefore, as of August 1999, the Company will no longer provide these services, which has been a significant source of revenue for the Company. For the nine months ended June 30, 1999 revenue generated by the service work at the Chevron refinery was $633,696 of the total revenue of $1,511,214.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ROCHEM ENVIRONMENTAL, INC.
                                                  (Registrant)

Date:  August 13, 1999         By:    /S/ ERICK J. NEUMAN
                                          Erick J. Neuman, President;
                                          Secretary; Chief Executive Officer,
                                          And Principal Accounting Officer

Date:  August 13, 1999         By:   /S/  WILLIAM E. BRACKEN
                                          ------------------------------------
                                          William E. Bracken, Vice President