Form 10KSB40
period 1999-09-30
ROCHEM ENVIRONMENTAL INC
filed 1999-12-29
CIK 759824

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended September 30, 1999 or
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 Yes [X] No [ ]

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's revenues for the fiscal year ended September 30, 1999 were $1,587,282.

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the OTC Electronic Bulletin Board on December 27, was approximately $2,106,227. Shares of Common Stock held by each officer and director and by each known person who may be deemed to be an affiliate have been excluded. As of December 20, 1999 the registrant had 19,184,751 shares of Common Stock, par value $.001 per share, issued and outstanding.

      The Company's definitive proxy statement in connection with its annual meeting of stockholders to be held on March 17, 2000 is incorporated by reference in Part III, Items 9, 10, 11 and 12.

                            FORM 10-KSB REPORT INDEX


10-KSB PART AND ITEM NO.
------------------------
      Part I

            Item 1.  Description of Business...................................3
            Item 2.  Description of Property..................................10
            Item 3.  Legal Proceedings........................................10
            Item 4.  Submission of Matters to a Vote of Security Holders......10

      Part II

            Item 5.  Market for Common Equity and Related
                     Stockholder Matters .....................................11
            Item 6.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations............13
            Item 7.  Financial Statements.....................................15
            Item 8.  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure......................15

      PART III

            Item 9.  Directors, Executive Officers, Promoters and Control
                     Persons..................................................17
            Item 10. Executive Compensation...................................17
            Item 11. Security Ownership of Certain Beneficial Owners
                     and Management...........................................17
            Item 12. Certain Relationships and Related Transactions...........17
            Item 13. Exhibits and Reports on Form 8-K.........................17

                                     PART I

ITEM 1.     BUSINESS

GENERAL

      Rochem Environmental, Inc., a Utah corporation (the "Company"), is primarily engaged in the business of providing industrial wastewater treatment services and capital equipment to companies in the refining, petrochemical and oil and gas industries. In connection therewith, the Company utilizes patented technology, reverse osmosis and nanofiltration, licensed exclusively to it through a distributor agreement from Pall Rochem (formally known as Rochem Separation Systems "RSS"), a subsidiary of Pall Corporation. The patented technology involves the use of Rochem's Disc Tube(TM) form of membrane separation modules. This technology may be referred to herein as the "Rochem System" or "Disc Tube" system. The Company also utilizes patented ultrafiltration technology, herein referred to as the "FM Module" system, from Rochem UF. Management believes these processes are superior to other technologies in their ability to cost-effectively treat a wide variety of wastewaters with the recovery of relatively pure water and the concentration of products and by-product materials for reuse or disposal.

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

      The Disc Tube and FM Module technologies are a robust form of membrane separation which management considers to be far superior to traditional designs. The unique advances incorporated into the Disc Tube and FM Module allow them to handle much higher levels of contaminants than previously possible with other membrane systems. In membrane separation applications (molecular filtration), the Disc Tube design is also capable of removing a higher percentage of the clean water than traditional reverse osmosis equipment. The geometry of the system allows easy cleaning, reduces fouling and eliminates the binders used in traditional spiral wound reverse osmosis systems.

      While the Disc Tube and FM Module technologies are relatively new to the U.S. wastewater industry, the technology has over ten years of operating history in Europe and other parts of the world where the availability and protection of high quality water resources have been addressed. During this period, Disc Tube and FM Module systems have been in operation handling industrial waste waters, landfill leachate and municipal waste water treatment at a number of the major waste disposal sites in Europe. The technology has also been demonstrated and used in such varied applications as desalination of water, food processing, blood component separation and removal of radioactive compounds.

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

      SERVICES. The Company's service business currently represents approximately 41% of its revenues. The Company provides the service of the treatment of wastewaters at industrial and commercial customer sites. The services provided to Chevron, Borden and the French Limited Site have demonstrated the Company's ability to provide a reliable, cost-effective operation at customers' plants. The Company provides the equipment, manpower and technical know-how to perform the necessary operation. The Company operates on extended contracts as well as job-to-job contracting.

SALES AND MARKETING

      The Company believes that the value of the Disc Tube and FM Module systems lies in their ability to cost-effectively and reliably treat a wide variety of wastewaters with the recovery of relatively pure water and the concentration of products and by-product materials for reuse or disposal. The Company believes that the Disc Tube and FM Module systems will provide industrial clients with the necessary technology to reliably comply with current and future federal and state legislation. While there are other technologies that also provide water treatment, the Company believes that the Disc Tube and FM Module systems have a unique advantage over many of the existing technologies as it has a robust design and the ability to utilize different membranes for specific applications. Accordingly, the Company believes that the market for the Disc Tube and FM Module systems is large and will continue to grow as the economic and environmental benefits of water and product/by-product recycling are demonstrated.

      The Company is focusing its marketing efforts on companies engaged in oil and gas production, petroleum refining and petrochemical manufacturing in the United States. Although, due to the broad applicability of the Disc Tube and FM Module technologies, the Company continues to be approached with opportunities outside the aforementioned target industry and geographical area. Management reviews each new opportunity to evaluate its financial benefit but remains focused on the target market to avoid fragmenting its efforts. If it is determined that the work identified outside the target area is sufficiently profitable, the Company will perform the job but not actively differentiate its marketing efforts.

      The Company currently employs sales personnel with their primary mission to generate revenue through direct sales to customers that represent end users for our products and services. The Company also utilizes distributor representatives to expand geographical and market coverage. The Company participates in trade shows and technical conferences to showcase the Disc Tube and FM Module systems and to publicize the successful application of the system within different industries.

MANUFACTURING

      The Company acquires major component equipment from Pall Rochem and Rochem UF with which it designs and assembles final operational units configured to satisfy the particular needs of each customer. Additionally, the Company has the option to purchase completed units from Pall Rochem for the purpose of service units or outright equipment sales. Other raw materials, primarily steel, filtration media and component parts such as pumps and valves are available from several sources. Units are constructed for either stationary or mobile operation. The Company has not experienced difficulty in obtaining the materials and components used in its operations.

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

      The major competing technology is chemical treatment. Most chemical treatment methods utilized in wastewater treatment are associated with large biological treatment and/or dissolved air flotation systems. These systems, while effective for large, in-plant fixed sites, are not particularly well suited for recovery and reuse of water or products/by-products. Alternative disposal options, including incineration and deep well injection, will offer some competition, however, these options are believed to operate at a significant cost or long-term liability disadvantages to the Disc Tube and FM Module technologies. Alternative technologies, including electrocoagulation, ion exchange and combinations of equipment including spiral wound reverse osmosis and evaporation also offer competition to the Company. Each of these technologies, while having certain applications, are limited and are not believed to be able to reliably compete on a wide scale with the Disc Tube and FM Module systems to meet cost and toxicity reduction goals.

      Management expects that some major competitors will continue to acquire other water treatment technology companies that will consolidate some of the competition. Due to the unique nature of the Disc Tube and FM Module systems, the effects can not be assessed at this time.

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

      MARINE AND CRUISE LINE INDUSTRY. The cruise line and marine industry has several streams that are applicable to the Company's technology. The cruise lines generate gray waters from laundry, showers and kitchen operations. Discharge of these wastewaters is coming under increased scrutiny by environmental regulators. Rochem's technology allows the cruise operators to recover water that can be discharged or reused on the cruise vessel.

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

RESEARCH AND DEVELOPMENT

      Historically, research and development associated with the Disc Tube and FM Module technologies has been conducted primarily by Pall Rochem, Rochem UF and to a much lesser extent by the Company. To date, through the fiscal year ended September 30, 1999 the Company has had access to findings resulting from Pall Rochem's and Rochem UF's research and development efforts.

      The Company's efforts focus mainly on application research and development in the marketing areas. These efforts are typically aimed at developing innovative approaches in the use of the technology or in the combination of the Disc Tube and FM Module technologies with other synergistic systems and are augmented by customer-research spending. In each of the last two years the Company spent less than $20,000 on research.

ENVIRONMENTAL REGULATION

      Demand for the Company's products is affected in part by federal, state and local environmental laws and regulations requiring the Company's customers to meet environmental standards. A decline in enforcement or in expenditures to address those regulations could have an adverse effect on the demand for the equipment and services offered by the Company.

      To date, Congress has addressed the problem of pollution of water resources through federal legislation including the Clean Water Act. The Clean Water Act authorizes construction of sewage works and use of alternative waste treatment techniques, establishment of discharge standards, and regulation of point source discharge pollutants. Dischargers of water, pursuant to the Clean Water Act, are required to obtain permits and provide state regulatory agencies with certification evidencing compliance with the legislation. As these required permits are coming up for renewal, state agencies are continuing to reduce the contaminants allowable in wastewater discharges from industrial operations. The Company believes that the Disc Tube and FM Module technologies will remove the contaminants targeted by the Clean Water Act and enable customers to meet the reduced discharges required by the permits.

      The Clean Air Act of 1990, as one of its many means of reducing air pollutants, further restricts hydrocarbon levels allowable in water contained in atmospheric sewers. This requirement will dramatically change the manner in which refineries and petrochemical plants must handle wastewater streams containing light hydrocarbons, including benzene. The Company believes the Disc Tube and FM Module technologies will provide an economical solution that will enable the plants to comply with this regulation.

      A variety of regulations and agency actions at both the state and local level are beginning to restrict the use of injection wells as a means of disposal. For all practical purposes, this leaves incineration as the only viable option for disposal outside of the plant boundaries. Existing incineration capacity is limited and, as a result, is expensive. Thus, owners and operators of the plants are vigorously pursuing in-plant treatment alternatives. The Company believes the Disc Tube and FM Module to be excellent and cost competitive technologies in these applications.

      For most of its history, the Environmental Protection Agency and the associated state agencies have concentrated only a small portion of their attention on the pollution generated from oil and gas operations. In the last few years, these regulators have begun to tighten the specifications on water permitted to be discharged. This has become a major source of concern, particularly for the offshore operations. The FM Module technology is particularly well suited for the treatment of produced water generated from offshore production operations.

      While the effect of the above regulations can be substantial to the success of the Company's business, the cost to the Company to adhere to governmental regulations is minimal.

EMPLOYEES

      As of September 30, 1999, the Company had nine employees, five of whom were involved in field operations and testing, three devoted full time to sales activities and one involved in the general, administrative and financial areas.

ITEM 2.     DESCRIPTION OF PROPERTY

      The Company's principal place of business is located at 610 N. Milby Street, Houston, Texas, 77003. The Company leases approximately 6,600 square feet of office space with accompanying warehouse and shop space of 45,000 square feet in Houston, Texas, pursuant to a three-year lease initiated on March 15, 1997. The Company leases office space under an operating lease that expires in March 2000. Future minimum rental payments under this lease are $43,500.

       Building rental expense for the Company for the years ended September 30, 1999 and 1998 was approximately $85,750 and $37,750 (net of approximately $0 and $45,000 of sublease revenues), respectively. The Company had sub-leased, to a related party, until June 1998, approximately 1,650 square feet of its office space and 20,000 square feet of its warehouse for $3,190 per month.

ITEM 3.     LEGAL PROCEEDINGS

      Nothing pending.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock began active trading on September 23, 1993 and is quoted on the OTC Electronic Bulletin Board under the symbol "RCEM". On December 20,1999 there were approximately 220 stockholders of record of the Common Stock of the Company.

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

                                                        BID PRICES
                                                -----------------------
      FISCAL YEAR 1998                          HIGH               LOW
      ----------------                          -----             -----
      First Quarter                             $0.34             $0.13
      Second Quarter                            $0.36             $0.16
      Third Quarter                             $0.41             $0.31
      Fourth Quarter                            $0.38             $0.26

      FISCAL YEAR 1999                           HIGH              LOW
      ----------------                          -----             -----
      First Quarter                             $0.31             $0.19
      Second Quarter                            $0.28             $0.23
      Third Quarter                             $0.58             $0.22
      Fourth Quarter                            $0.70             $0.40

      Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. The Company does not anticipate paying cash dividends in the foreseeable future.

      In November, 1993, the Company entered into warrant agreements with two of its employees which grant the sale of 125,000 shares of common stock at an exercise price of $.01 per share and 125,000 shares of common stock at an exercise price of $1 per share. Warrants for 100,000 shares of stock for $.01 per share were exercised in November, 1998. All of the remaining warrants expired in November and December, 1998.

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

      In January 1996, the Company entered into a five-year employment agreement with Erick J. Neuman. As part of the agreement, Mr. Neuman was granted the following five year warrants: (i) one warrant to purchase a total of 250,000 shares at $0.001 per share which vested on December 31, 1996; (ii) a warrant to purchase a total of 250,000 shares at $0.001 per share which vested during 1997;
(iii) a warrant to purchase 250,000 shares at $0.10 per share, which vested in 1998; and (iv) a warrant to purchase 250,000 shares at $0.25 per share, which vest based upon the Company attaining certain financial goals. These warrants are effective January 1, 1996, and expire on December 31,2000. During January 1997, Mr. Neuman exercised his warrant to purchase 250,000 shares.

      In September 1998, the Company issued a stock purchase warrant with a value of $34,000 in connection with issuance of debt. The warrant entitles Rochem Group, SA to purchase an aggregate of 1,250,000 shares of common stock at an exercise price of $.25. No warrants have been exercised to date.

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

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED SEPTEMBER 30, 1999 ("FISCAL 1999") COMPARED WITH TWELVE MONTHS ENDED SEPTEMBER 30, 1998 ("FISCAL 1998")

      REVENUES. Revenues were $1,587,282 in Fiscal 1999 as compared to $1,427,257 in Fiscal 1998. Revenues derived from service contracts totaled $654,186 in Fiscal 1999 as compared to $909,591 in Fiscal 1998. The decrease in service revenue is a result of lower than anticipated revenues from customers that the Company has performed service work for several years. Revenues from product sales were $833,890 in Fiscal 1999 as compared to product sales of $411,983 in Fiscal 1999. The increase in product sales revenues is a result of the Company's efforts to focus sales efforts on product sales to establish a customer base of operating systems in North America. Revenues from product demonstrations were $99,206 in Fiscal 1999 as compared to product demonstrations of $105,683 in Fiscal 1998. This trend of continued significant revenues from product demonstrations reflects the Company's strategy to increase exposure of the Company's technology to customers through paid demonstrations that are expected to lead to sales and rental contracts. Management's strategy is to expand service revenues as the customer base for product sales grows.

      During Fiscal 1999, 90% of the Company's revenues were derived from three customers. During Fiscal 1998, 78% of the Company's revenues were derived from two customers. The Company has performed water treatment services at a refinery until July 1999. Due to a change in maintenance procedures, the Company's services are no longer required at the refinery. During Fiscal 1999 and 1998, 34% and 54%, respectively, of the Company's revenue was derived from this customer. The loss of this service revenue is expected to affect operations in the short term. In November 1999, the Company was awarded contracts to supply two systems for gray water treatment from a major cruise line company. These sales represent approximately $2,000,000 in sales. The cruise line has a 12-month option to purchase three more systems at the same price.

      GROSS PROFIT. Cost of sales increased in Fiscal 1999 to $1,142,076 as compared to $945,598 in Fiscal 1998. This increase in cost of sales led to a decrease in gross profit to $445,206 in Fiscal 1999 from $481,659 in Fiscal 1998. This decrease in gross profit is primarily related to a decrease in service revenue as a percentage of total sales.

      EXPENSES. Selling, general and administrative expenses totaled $874,607 for Fiscal 1999, compared with a total of $820,313 in Fiscal 1998. This resulted primarily from an increase in personnel related cost and project based consulting. In the fourth quarter of Fiscal 1999, the Company recognized an asset impairment of $3,488,058 related to the write down of the remaining value of the Distributor Agreement from Pall Rochem. Non cash related expenses comprised of depreciation and amortization of $345,374 for Fiscal 1999 decreased compared to $462,906 in Fiscal 1998. Interest expense increased to $81,948 in

Fiscal 1999 compared to $15,201 in Fiscal 1998. The increase in interest expense in Fiscal 1999 is primarily due to the interest expense associated with the $500,000 loan obtained from Rochem Group SA in September of 1998.

      NET LOSS. The net loss increased to $4,344,781 for Fiscal 1999, compared to a net loss of $816,761 in Fiscal 1998. The losses included various non-cash expenses of $4,031,604 in Fiscal 1999 and $636,092 in Fiscal 1998. These non-cash expenses are primarily comprised of amortization of the distributor license, depreciation of property and equipment and asset impairment. The Company's focus for Fiscal 2000 is to increase revenues while continuing to restrain operating costs in order to continue to generate operating cash flows for ongoing activities and investments.

LIQUIDITY AND CAPITAL RESOURCES
      As of September 30, 1999, the Company had a working capital deficiency of $894,259 and a current ratio of 0.3 to 1.0 as compared to net working capital surplus of $49,256 and a current ratio of 1.1 to 1.0 on September 30, 1998. This decrease in working capital is primarily due to the loan for $500,000 with Rochem Group SA becoming due in one year. Current assets decreased to $307,974 in Fiscal 1999 from $503,775 in Fiscal 1998. Inventory decreased to $72,471 in Fiscal 1999 from $177,253 in Fiscal 1998.

      Net cash provided by operating activities in Fiscal 1999 was $107,700. In Fiscal 1998 net cash used in operating activities was $51,216.

      Net cash used for the purchase of capital equipment during Fiscal 1999 was $156,681 as compared to $106,033 during Fiscal 1998.

      During Fiscal 1999, financing activities provided $22,192 primarily from bank notes. During Fiscal 1998, financing activities provided net cash of $268,418. These financing activities were primarily used to pay off debt. These financing activities were funded by Rochem Group SA.

      In September 1998, the Company obtained a $500,000 loan from Rochem Group SA, an affiliate of Fluid Separation Systems. The loan, which bears an interest rate of 10.5% per annum (imputed at 14.7%), with interest payable upon maturity has an original maturity date of December 31, 1999. As part of the loan agreement, the Company agreed to issue a stock purchase warrant entitling Rochem Group, SA to purchase an aggregate of 1,250,000 shares of the Company's common stock. In the event the loan is paid in full at December 31, 1998, the exercise price for the Warrant shall be $0.35 per share for the term of the Warrant. If no payment has been made on the principal balance by December 31, 1998, the exercise price for the Warrant is $0.25 per share. The proceeds of this transaction were used to repay loans to Fluid Separation Systems totaling $150,000 in principal. Specifically, these loans were $25,000 in December 1995, $50,000 in February 1996, $25,000 in July 1996 and $50,000 in January 1997. As
the Company does not have the funds to pay the principal and interest, the Company has obtained an extension of the maturity date to January 31, 1999 from Rochem Group SA to restructure the debt.

      In September 1996, the Company exercised a $50,000 credit facility with Lefco Environmental Technologies, Inc. The credit facility provided for monthly payments of $1,062, including interest, for eleven months with final payment due in September 1997. This loan was repaid in September 1997 through the Company obtaining a loan for the final payment of $43,249 from Woodforest National Bank. Final payment was made on this loan in September 1998.

      In December 1999, the Company received a notice from Pall Corporation that it intends to pursue the termination of the Distributor Agreement if the Company does not pay its indebtedness in full by December 30, 1999. If this occurs, the Company would pursue a non-exclusive license to protect the business that the Company has successfully developed and would work to broaden the non-exclusive license to other markets where the Company believes opportunities exist. In the event the Distributor Agreement from the Pall Corporation is terminated, the gray water business that the Company has successfully developed will not be affected as it does not utilize Pall's Disc Tube technology but instead uses the FM module provided by the Rochem Group. Pall Corporation has agreed not to pursue any action with respect to this notice until after January 31, 2000.

      As noted above, the Company had a working capital deficiency of $894,259 for the year ending September 30, 1999. As a result of liquidity issues, the Report of Independent Accountants includes an explanatory paragraph concerning the Company's ability to continue as a going concern. In Fiscal 1998, the Company made capital investments to acquire additional and to upgrade existing rental service equipment for present customers. These investments are expected to continue to provide additional cash in Fiscal 2000.

      In November 1999, a major cruise line company awarded Rochem Environmental, Inc. contracts for approximately $2,000,000 to supply two systems for gray water treatment on two of its ships. The cruise line has a 12-month option to purchase three more systems at the same price.

      The Company is currently in negotiations for several contracts that the Company believes will generate sufficient cash flows to continue to fund operations and meet working capital needs during Fiscal 2000. Because the timing of these projects cannot be controlled, the Company is evaluating and exploring other financing alternatives. In the event additional funding is required, the Company will consider alternatives to do so through a combination of efforts or methods, including additional extensions on its notes payable, financing rental service equipment or contracts, joint ventures, equity investors, venture capital groups, institutions, issuance of convertible or subordinated debt, or a form of business combinations. Should the need arise for the use of any of these methods to raise capital, there can be no assurances that any of these alternatives will be available to the Company.

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

-----------------------

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

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   PAGE NUMBER
                                                                   -----------

Independent Auditors' Report...........................................F-1

Consolidated Balance Sheets............................................F-2

Consolidated Statements of Operations..................................F-4

Consolidated Statements of Stockholders' Equity (Deficit)..............F-5

Consolidated Statements of Cash Flows..................................F-6

Notes to Consolidated Financial Statements.............................F-8

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Rochem Environmental, Inc.

We have audited the accompanying Consolidated Balance Sheets of Rochem Environmental, Inc. and Subsidiary as of September 30, 1999 and 1998, and the related Consolidated Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rochem Environmental, Inc. as of September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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

WEINSTEIN SPIRA & COMPANY, P.C.
Houston, Texas
December 1, 1999

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                             SEPTEMBER 30,
                                                       -------------------------
                                                          1999           1998
                                                       ----------     ----------
                      ASSETS

CURRENT ASSETS
  Cash and cash equivalents ......................     $  199,418     $  226,207
  Restricted cash ................................                         3,614
  Accounts receivable:
   Trade .........................................         69,986        136,014
   Other .........................................          2,815
  Inventory ......................................         25,006        100,250
  Prepaid expenses ...............................         10,749         37,690
                                                       ----------     ----------

     Total Current Assets ........................        307,974        503,775

INVENTORY ........................................         47,465         77,003

PROPERTY AND EQUIPMENT, net ......................        767,166        826,734

DISTRIBUTOR AGREEMENT, net of accumulated
  amortization and valuation allowance of
  $5,657,240 and $1,886,330 in 1999 and
  1998, respectively .............................                     3,770,910

OTHER ASSETS .....................................         13,989         20,239
                                                       ----------     ----------

                                                       $1,136,594     $5,198,661
                                                       ==========     ==========

                                                            SEPTEMBER 30,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
                    LIABILITIES

CURRENT LIABILITIES
  Notes payable to banks .......................   $     18,770    $      1,192
  Note payable to related parties ..............                        493,204
  Accounts payable .............................        119,834         193,351
  Accrued expenses .............................         69,732          45,076
  Customer deposits ............................         88,385
  Payable to related parties ...................        500,693         126,515
                                                   ------------    ------------

     Total Current Liabilities .................      1,202,233         454,519

NOTE PAYABLE TO RELATED PARTY ..................                        466,000
                                                   ------------    ------------
                                                      1,202,233         920,519
                                                   ------------    ------------
          STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK, $.001 par value, 50,000,000
  shares authorized, 19,184,751 and 19,084,751
  shares issued and outstanding at September 30,
  1999 and 1998, respectively ..................         19,185          19,085

ADDITIONAL PAID-IN CAPITAL .....................     10,331,330      10,330,430

ACCUMULATED DEFICIT ............................    (10,416,154)     (6,071,373)
                                                   ------------    ------------

                                                        (65,639)      4,278,142
                                                   ------------    ------------
                                                   $  1,136,594    $  5,198,661
                                                   ============    ============

         See accompanying notes to consolidated financial statements.

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                        FOR THE YEAR ENDED
                                                           SEPTEMBER 30,
                                                   ----------------------------
                                                        1999           1998
                                                   -------------  -------------
REVENUES
  Service........................................  $     654,186  $     909,591
  Product sales..................................        833,890        411,983
  Product demonstrations.........................         99,206        105,683
                                                   -------------  -------------

                                                       1,587,282      1,427,257
Cost of Sales....................................      1,142,076        945,598
                                                   -------------  -------------

GROSS PROFIT.....................................        445,206        481,659
                                                   -------------  -------------

EXPENSES
  Selling, general and administrative............        874,607        820,313
  Depreciation and amortization..................        345,374        462,906
  Interest.......................................         81,948         15,201
  Asset impairment...............................      3,488,058
                                                   -------------  -------------

                                                       4,789,987      1,298,420
                                                   -------------  -------------
NET LOSS.........................................  $  (4,344,781) $    (816,761)
                                                   =============  =============

Net Loss Per Share - Basic and Diluted...........  $       (0.23) $       (0.04)
                                                   =============  =============

Weighted Average Shares Outstanding..............     19,168,085     19,084,751
                                                   =============  =============

         See accompanying notes to consolidated financial statements.

                        ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                              COMMON STOCK           ADDITIONAL
                       --------------------------     PAID-IN       ACCUMULATED
                          SHARES        AMOUNT        CAPITAL         DEFICIT         TOTAL
                       ------------- ------------ --------------- --------------  ------------
BALANCE,
  SEPTEMBER 30, 1997.     19,084,751 $     19,085 $    10,296,430 $   (5,254,612) $  5,060,903

Issuance of
  warrants...........                                      34,000                       34,000

Net loss.............                                                   (816,761)     (816,761)
                       ------------- ------------ --------------- --------------  ------------

BALANCE,
  SEPTEMBER 30, 1998.     19,084,751       19,085      10,330,430     (6,071,373)    4,278,142

Exercise of
  warrants...........        100,000          100             900                        1,000

Net loss.............                                                 (4,344,781)   (4,344,781)
                       ------------- ------------ --------------- --------------  ------------

BALANCE,
  SEPTEMBER 30, 1999.     19,184,751 $     19,185 $    10,331,330 $  (10,416,154) $    (65,639)
                       ============= ============ =============== ==============  ============

         See accompanying notes to consolidated financial statements.

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         FOR THE YEAR ENDED
                                                            SEPTEMBER 30,
                                                    ---------------------------
                                                         1999          1998
                                                    -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss........................................  $  (4,344,781) $   (816,761)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
     Depreciation and amortization................        516,342       624,257
     Amortization of note discount................         27,204
     Bad debt expense.............................                       11,835
     Asset impairment.............................      3,488,058
  (Increase) Decrease in:
   Accounts receivable............................         63,213       (76,164)
   Inventory......................................         87,541       164,137
   Prepaid expenses...............................         26,941           777
   Other assets...................................          6,250           200
  Increase (Decrease) in:
   Accounts payable...............................        (73,517)        3,867
   Accrued expenses...............................         24,656       (31,087)
   Customer deposits..............................        (88,385)       88,385
   Accounts payable - related parties.............        374,178       (20,662)
                                                    -------------  ------------

     Net Cash Provided by (Used in) Operating.....        107,700       (51,216)
                                                    -------------  ------------
      Activities

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures............................       (156,681)     (106,033)
                                                    -------------  ------------

     Net Cash Used in Investing Activities........       (156,681)     (106,033)
                                                    -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in Restricted cash.....................          3,614         2,851
  Proceeds from exercise of warrants..............          1,000
  Proceeds from issuance of warrants..............                       34,000
  Proceeds from debt..............................         22,468       466,000
  Payments on debt................................         (4,890)     (234,433)
                                                    -------------  ------------

     Net Cash Flows Provided by Financing.........         22,192       268,418
                                                    -------------  ------------
      Activities

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.....................................        (26,789)      111,169

Cash and Cash Equivalents - Beginning of Year.....        226,207       115,038
                                                    -------------  ------------

CASH AND CASH EQUIVALENTS - END OF YEAR...........  $     199,418  $    226,207
                                                    =============  ============

                                                         FOR THE YEAR ENDED
                                                            SEPTEMBER 30
                                                    ---------------------------
                                                         1999          1998
                                                    -------------  ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

  Cash paid during the year for:
   Interest........................................  $      2,651  $     36,210
                                                     ============  ============

NON-CASH INVESTING AND FINANCING ACTIVITIES

  Net fixed assets reclassed as inventory
   (inventory reclassed as fixed assets)...........  $    (17,241) $    264,387
                                                     ============  ============

The Company paid no income taxes for the years ended September 30, 1999 and 1998, respectively.

         See accompanying notes to consolidated financial statements.

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1999 AND 1998


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

  ORGANIZATION

  Rochem Environmental, Inc. (the Company) and its wholly-owned subsidiary, Separation Technology Systems, Inc. (STS) are engaged primarily in the business of providing industrial waste water treatment services and equipment to companies in the refining, petrochemical, oil and gas production and related industries. In connection therewith, the Company utilizes patented technology, reverse osmosis and nanofiltration, licensed exclusively to it through a distributor agreement from Pall Rochem, a subsidiary of Pall Corporation. The Company also utilizes patented ultrafiltration technology through a distributor agreement from Rochem UF.

  At September 30, 1999, Pall Corporation owned approximately 45% of the outstanding stock of the Company.

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

  All of the Company's cash and cash equivalents were deposited in one bank at September 30, 1999 and 1998. At times, such deposits may be in excess of the federally insured limits. Management has reviewed the credit worthiness of this financial institution and believes that any credit risk is minimal.

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1999 AND 1998

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

  DISTRIBUTOR AGREEMENT

  The distributor agreement is carried at cost and amortized on a straight-line basis over fifteen years. As of July 1, 1999, the Company recognized an impairment loss on the distributor agreement of $3,488,058, reducing the cost to $0.

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

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1999 AND 1998

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred operating losses and has a working capital deficiency as of September 30, 1999. The Company is currently in negotiations for several contracts that the Company believes will generate sufficient cash flows to fund operations and meet working capital needs during fiscal year 2000. Because the timing of these contracts cannot be controlled, the Company is evaluating and exploring other financing alternatives.

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

NOTE 3 - INVENTORY

Inventory at September 30, 1999 and 1998, consisted of the following:

                                                         1999          1998
                                                     ------------  ------------
  Parts inventory                                    $     25,006  $     16,794
  Component inventory                                      47,465       160,459
                                                     ------------  ------------
                                                     $     72,471  $    177,253
                                                     ============  ============

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1999 AND 1998

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 1999 and 1998, consisted of the following:

                                                         1999          1998
                                                     ------------  ------------
  Testing equipment                                  $    646,414  $    708,031
  Rental service equipment                              1,262,219     1,074,938
  Leasehold improvements                                   47,988        25,059
  Transportation equipment                                 22,234
  Other                                                    44,082        41,687
                                                     ------------  ------------

                                                        2,022,937     1,849,715
  Less:   Accumulated depreciation                     (1,255,771)   (1,022,981)
                                                     ------------  ------------

                                                     $    767,166  $    826,734
                                                     ============  ============

Depreciation expense was $233,490 and $247,120 for the years ended September 30, 1999 and 1998, respectively.

NOTE 5 - DISTRIBUTOR AGREEMENT

The Company has a distributor agreement with a subsidiary of Pall Corporation for exclusive rights to distribute Pall Corporation's waste water treatment systems and related equipment and services for all petroleum based waste water applications in all 48 contiguous United States in the Company's distribution territory.

During 1999, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company re-evaluated the recoverability of the distributor agreement with Pall Corporation. In 1999, the Company lost its contract with a significant customer. While the Company has several proposals outstanding, there are currently no supportable future cash flows relating to the technology covered by the distributor agreement. Therefore, in the fourth quarter of 1999, the Company determined that the fair value of the distributor agreement was zero, and adjusted the carrying value of the distributor agreement, resulting in a noncash impairment loss of approximately $3,488,000 ($.18 per share).

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1999 AND 1998


NOTE 6 - NOTES PAYABLE

Notes payable as of September 30, 1999 and 1998, are as follows:

                                                         1999          1998
                                                     ------------  -------------
  Notes payable to banks:

   Note payable, secured by automobile, due in
     monthly installments of $207, including
     interest at 11%, due on demand or upon
     maturity in November, 2001....................  $      4,767

   Note payable, secured by automobile, due in
     monthly installments of $320, including
     interest at 7.5%, due on demand or upon
     maturity in November, 2002....................        10,767

   Other...........................................         3,236  $       1,192
                                                     ------------  -------------

                                                     $     18,770  $       1,192
                                                     ============  =============
  Notes payable to related parties:

   10.5%, $500,000 face value, interest
     imputed at 14.7%, unsecured, principal and
     interest due January 31, 2000.................  $    493,204  $     466,000

   Less: Current portion...........................      (493,204)

                                                     $          0  $     466,000
                                                     ============  =============

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1999 AND 1998


NOTE 7 - FACTORING ARRANGEMENT

The Company had a factoring arrangement with Citizen's Bank (the Bank) to factor the Company's receivables. Under the factoring arrangement, the bank purchased the Company's receivables at a discount of 2.05%. As a result, the Company received cash for these receivables at the time the invoice was issued to the customer. Under the terms of the factoring arrangement, the Bank retained 10% of the total invoice amount in a reserve bank account until the customer paid the invoice. This account was maintained by the Bank under the Company's name and had been accounted for as restricted cash. In the event a customer defaulted on an invoice, the Company was required to repay the Bank the cash it was advanced for that particular invoice. To assure repayment in the event of default on an invoice, the Company had a $275,000 line-of-credit with the Bank, which could be initiated only in the event of nonpayment of an invoice. Substantially all of the Company's property and equipment had been pledged as collateral for this agreement. For accounting purposes, the receivables were considered sold at the time cash was received by the Company from the Bank.

The factoring agreement expired in September, 1999, and was not renewed. All receivables that had been factored have been collected by the bank, and the property and equipment is no longer pledged as collateral.

Total proceeds to the Company from the factoring of receivables during the years ended September 30, 1999 and 1998, were approximately $691,000 and $734,000, respectively.

NOTE 8 - CAPITAL STOCK TRANSACTIONS

In November, 1993, the Company entered into warrant agreements with two of its employees which grant the sale of 125,000 shares of common stock at an exercise price of $.01 per share and 125,000 shares of common stock at an exercise price of $1 per share. Warrants for 100,000 shares of stock for $.01 per share were exercised in November, 1998. All of the remaining warrants expired in November and December, 1998.

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

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1999 AND 1998


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

In September, 1998, the Company issued a stock purchase warrant with a value of $34,000 in connection with issuance of debt. The warrant entitles Rochem Group, SA to purchase an aggregate of 1,250,000 shares of common stock at an exercise price of $.25. These warrants are exercisable through September 1, 2003. No warrants had been exercised as of September 30, 1999.

Had the company elected to apply Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, using the fair value based method, there would have been no effect on the Statements of Operations for the years ended September 30, 1999 and 1998.

The following table summarizes stock option and warrant activity:

                                    1999                         1998
                        ---------------------------- --------------------------
                                        WEIGHTED                       WEIGHTED
                                         AVERAGE                        AVERAGE
                            STOCK       EXERCISE          STOCK        EXERCISE
                           OPTIONS        PRICE          OPTIONS         PRICE
                        -----------     --------     -------------     --------
Beginning of period       2,370,000       $.24           1,137,000       $.25
  Expired                  (150,000)      $.84             (17,000)      $1.80
  Granted                                                1,250,000       $.25
  Exercised                (100,000)      $.01
                        -----------                  -------------

End of period              2,120,000      $.21           2,370,000       $.24
                        ============                 =============

Exercisable at
  September 30             1,870,000      $.20           2,074,500       $.24
                        ============                 =============

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1999 AND 1998


NOTE 9 - INCOME TAXES

The following is a reconciliation of federal income taxes computed at the statutory rate with income taxes recorded in the Consolidated Statements of Operations for the years ended September 30, 1999 and 1998:


                                                        1999           1998
                                                   -------------  -------------
  Federal income tax benefit at statutory rate     $  (1,477,226) $    (277,699)
  Nondeductible items                                        902            616
  Change in valuation allowance                        1,476,000        277,000
  Other                                                      324             83
                                                   -------------  -------------

                                                   $           0  $           0
                                                   =============  =============

Significant components of the Company's deferred tax liabilities and assets as of September 30, 1999 and 1998, are as follows:


                                                        1999           1998
                                                   -------------  -------------
  Deferred tax assets:
   Net operating loss                              $   2,408,000  $   2,086,000
   Distributor agreement                               1,154,000
   Valuation allowance                                (3,562,000)    (2,086,000)
                                                   -------------  -------------

   Net deferred taxes                              $           0  $           0
                                                   =============  =============

At September 30, 1999 and 1998, the Company had net operating loss carryforwards available to offset future taxable income of approximately $7,080,000 and $6,135,000, respectively. These amounts expire during the years 2008 through 2012. Under federal tax law, the amount and availability of loss carryforwards (and certain other tax attributes) are subject to a variety of interpretations and restrictive tests applicable to the Company and its subsidiaries. The utilization of such carryforwards could be limited or effectively lost upon certain changes in ownership. Accordingly, while the Company believes certain loss carryforwards are available to it, no assurance can be given concerning such loss carryforwards or whether such loss carryforwards will be available in the future.

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1999 AND 1998


NOTE 10 - OPERATING LEASES

The Company leases office space and a vehicle under operating leases which expire in 2000. Future minimum lease payments as of September 30, 1999 are as follows:


          For the Year Ended
             September 30,
          ------------------
                 2000                                         $      46,190
                                                              =============

Rental expense for the Company for the years ended September 30, 1999 and 1998, was approximately $92,500 and $57,200, respectively (net of approximately $45,000 of sublease income in 1998).

NOTE 11 - RELATED PARTY TRANSACTIONS

As of September 30, 1999 and 1998, the Company had notes payable to related parties of $493,204 and $466,000, respectively. Interest expense related to these notes for the years ended September 30, 1999 and 1998 was approximately $80,000 and $14,000, respectively.

As of September 30, 1999, the Company has payables to Pall Corporation of $445,626 and to a shareholder of $43,148.

As of September 30, 1998, the Company had payables to Pall Corporation of $94,975 and to a shareholder of $31,540.

As of September 30, 1999, the Company had payables to RSS and Fluid Separation Systems, affiliates of Rochem AG, of $11,919.

During the year ended September 30, 1999, the Company purchased inventory from Pall Corporation totaling $532,012.

During the year ended September 30, 1998, the Company purchased inventory from Pall Corporation totaling $137,805.

During the year ended September 30, 1999, the Company purchased inventory from Fluid Separation Systems, an affiliate of Rochem AG, of $11,919.

During the year ended September 30, 1999, the Company had sales to Lefco, a shareholder, totaling $8,215.

During the year ended September 30, 1998, the Company had sales to Lefco, a shareholder, totaling $36,857.

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1999 AND 1998


NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement with an employee. As of September 30, 1999, the aggregate commitment for future salaries is approximately $143,750 through December 31, 2000.

NOTE 13 - SIGNIFICANT CUSTOMERS AND SUPPLIERS

The Company's services and equipment sales are currently concentrated with a few customers in the petroleum, chemical and environmental industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

During the year ended September 30, 1999, the Company had revenues from three customers comprising approximately 90% of the Company's revenue. During the year ended September 30, 1998, the Company had revenues from two customers comprising approximately 78% of the Company's revenue.

The Company currently purchases key components of the licensed technology from the licensor, Pall Corporation. Although the components can be fabricated using available manufacturing techniques, a loss of this supplier could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

NOTE 14 - SIMPLIFIED EMPLOYEE PENSION PLAN

Effective December 1, 1996, the Company established an employee defined contribution pension plan for all eligible employees. Employees are permitted to defer up to 15% of their compensation. The Company may make discretionary contributions of a percentage of participants' compensation. The Company made no contributions to the plan during 1999 or 1998.