Form 10KSB40/A
period 1999-09-30
ROCHEM ENVIRONMENTAL INC
filed 2000-01-05
CIK 759824

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                 AMENDMENT NO. 1

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX


      (a)   The following exhibits are incorporated by reference thereto:

      EXHIBIT
      NUMBER            IDENTIFICATION OF EXHIBIT

      2.1(1)            -     Reorganization Agreement
      3.1(2)            -     Amended and Restated Articles of Incorporation
      3.2(5)            -     Bylaws
      4.1(5)            -     Common Stock Specimen
      4.2(4)            -     Certificate of Designation of Preferences, Rights
                               and Limitations of Series A Preferred Stock
      4.3(4)            -     Certificate of Designation of Preferences, Rights
                               and Limitations of Series B Preferred Stock
      10.1(2)           -     Distributor Agreement
      10.2(4)           -     Asset Purchase Agreement
      10.3(2)           -     Term Sheet
      10.4(6)           -     Facilities Lease Agreement
      10.5(6)           -     Termination Agreement Between Company and GH
                               Venture Group
      10.6(6)           -     Agreement Between Company and Lefco Environmental
                               Technology, Inc.
      10.7(6)           -     Agreement Between Company and Rochem Separation
                               Systems, Inc.
      10.8(6)           -     Agreement Between Company and Rochem AG
      16.1(3)           -     Letter regarding change in certifying accountant
      16.2(3)           -     Letter regarding change in certifying accountant
------------------------------------------

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


                                          ROCHEM ENVIRONMENTAL, INC.

                                          By: /s/ ERICK J. NEUMAN
Dated:  December 29, 1999                         Erick Neuman
                                                  President, Chief Executive
                                                   Officer, Chief Financial
                                                   Officer; Principal Accounting
                                                   Officer; and Secretary


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ WILLIAM E. BRACKEN
    William E. Bracken            Director          December 29, 1999

/s/ PHILIP LEFEVRE
    Philip LeFevre                Director          December 29, 1999

/s/ WILLIAM PALMER
    William Palmer                Director          December 29, 1999

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