Form 10KSB40/A
period 1999-09-30
ROCHEM ENVIRONMENTAL INC
filed 2000-01-28
CIK 759824

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                 AMENDMENT NO. 2

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

      PART III

            Item 9.  Directors, Executive Officers, Promoters and Control
                     Persons..................................................17
            Item 10. Executive Compensation...................................19
            Item 11. Security Ownership of Certain Beneficial Owners
                     and Management...........................................21
            Item 12. Certain Relationships and Related Transactions...........22
            Item 13. Exhibits and Reports on Form 8-K.........................23

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

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The Company's directors and executive officers:

      NAME                          POSITION

      Erick Neuman                  Chairman of the Board of Directors, Chief
                                    Executive Officer, Secretary and President
      William Bracken               Director and Vice-President
      Philip LeFevre                Director
      William Palmer                Director

      The Bylaws of the Company provide that the number of directors will be determined by the Board of Directors, but shall consist of not less than three or more than nine directors. The directors are elected annually by the stockholders of the Company at each annual meeting of the stockholders of the Company. Any director elected to fill a vacancy or newly created directorship resulting from an increase in the authorized number of directors shall hold office until his successor is elected and duly qualified. Any vacancy on the Board, howsoever resulting, may be filled by a majority of the directors then in office, even if less than a quorum, or by a sole remaining director. Any director elected to fill a vacancy shall hold office until his successor is elected and duly qualified. The current Board of Directors and their biographies are listed below.

      Erick J. Neuman, (age 38). Since January 1996, Mr. Neuman has served as president and chief executive officer of the Company. Mr. Neuman was elected to the Board in March 1996. Mr. Neuman served as director, Technology and Technical of Waste Management Italy, a subsidiary of WMX Technologies, Inc., from September 1992 to December 1995. Prior thereto, Mr. Neuman held various positions with Chemical Waste Management, Inc. from 1985 to 1992 and IIT Research Institute from 1979 to 1985. Mr. Neuman received a Bachelor of Science degree in Chemical Engineering from Illinois Institute of Technology.

      William E. Bracken, (age 62). Mr. Bracken has served as director and vice president of the Company since December 1992. Mr. Bracken served as operations manager of EnClean's Environmental Group from January 1989 to December 1992. Mr. Bracken served as a sales engineer with HydroKem from September 1985 to January 1989. Prior thereto, Mr. Bracken held a variety of positions in the petrochemical industry from June 1956 to September 1985.

      Philip LeFevre, (age 50). Mr. LeFevre has served as director of the Company since March 1995. Mr. LeFevre is currently serving as president of Lefco Environmental Technology, and has held this position since January 1991. Prior thereto, Mr. LeFevre served as president of Lefco Corporation from 1979 to December 1990 and directed various businesses such as concrete pumping services, construction services and real estate development.

      William Palmer, (age 50). Mr. Palmer has served as a director of the Company since March 1999. Mr. Palmer is currently serving as Vice President of Pall Corporation for the Industrial Process markets served by Pall, globally. Mr. Palmer has held several key sales, marketing and management roles within Pall over his 25 years of service. Previously, he was an independent financial/engineering consultant. Mr. Palmers holds a BSME degree from Worcester Polytechnic Institute and an MBA from Duke University.

EXECUTIVE OFFICERS

      The following table lists the present officers of the Company as of the date hereof and the capacities in which they serve.

      NAME OF INDIVIDUAL                        CAPACITY
      ------------------                        --------
      Erick Neuman                              President and Secretary
      William E. Bracken                        Vice President

      Biographical information with respect to Mr. Neuman and Mr. Bracken was previously described above. There is no family relationship between any present executive officers and directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires the Company's directors and executive officers, and persons who own beneficially more than 10 percent of the Company's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a)-3 promulgated under the Exchange Act. Based solely on the reports received by the Company and on written representations from certain reporting persons, the Company believes that the directors, executive officers, and greater than ten percent beneficial owners complied with all applicable filing requirements during the fiscal year ended September 30, 1999. Filing requirements were made timely.

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth the compensation with respect to the chief executive officer. No other executive officer of the Company received total annual salary and bonus for the fiscal year ended September 30, 1999 in excess of $100,000.

                           Summary Compensation Table
                                                             LONG-TERM
                              ANNUAL COMPENSATION           COMPENSATION
                              -------------------           ------------
                                                            SECURITIES
NAME AND PRINCIPAL            FISCAL                        UNDERLYING
POSITION                       YEAR         SALARY           WARRANTS
--------                      ------      ----------        ---------
Erick J. Neuman               1999        $115,000(1)           -
  Chief Executive Officer     1998        $115,000(1)       312,500(2)
                              1997        $115,000(1)       437,500(2)
-------------------------
(1) Mr. Neuman received certain perquisites and other benefits in the above referenced fiscal year; however, the Company has concluded that the aggregate amount of such personal benefits and other compensation is less than 10% of the total of Mr. Neuman's annual salary. No bonus was paid to Mr. Neuman during the 1999 fiscal year.
(2) Consists of a warrant to purchase a total of 250,000 shares at $0.001 per share, a warrant to purchase 250,000 shares at $0.10 per share, and a warrant to purchase 250,000 shares at $0.25 per share. These warrants are effective January 1, 1996, and expire on December 31, 2000.

      The Company did not grant any options and warrants to any executive officers in Fiscal 1999.

      The following table provides information regarding option and warrant exercises in fiscal 1999 by the named executive officer and the value of such officer's unexercised warrant at September 30, 1999:

       AGGREGATED WARRANT/OPTIONS EXERCISES IN FISCAL YEAR 1999 AND FY-END
                             WARRANT/OPTIONS VALUES

                                            NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                 SHARES                    UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS/
               ACQUIRED ON    VALUE         OPTIONS/WARRANTS AT               WARRANTS AT
NAME           EXERCISE(1)   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----           -----------   --------   -----------   -------------   -----------   -------------
Erick Neuman        -          $0         500,000        250,000       $174,750        $37,500

EMPLOYMENT AGREEMENTS

      In November 1999, the Company entered into a thirteen-month employment agreement with Mr. Bracken, which automatically extends for additional one-year terms unless terminated six months prior to the end of such term. Mr. Bracken's current salary is $90,000. The current term of Mr. Bracken's employment agreement expires on December 31, 2000. This agreement will automatically extend for an additional year if not terminated by June 30, 2000.

      In January 1996, Mr. Neuman entered into a five-year employment agreement with the Company that provides for an annual base salary of $115,000. In addition, Mr. Neuman was granted the following five year warrants: (i) one warrant to purchase a total of 250,000 shares at $0.001 per share which vested on December 31, 1996 and were exercised by Mr. Neuman in January 1997; (ii) a warrant to purchase a total of 250,000 shares at $0.001 per share which vested during 1997; (iii) a warrant to purchase 250,000 shares at $0.10 per share which vested in 1998; and (iv) a warrant to purchase 250,000 shares at $0.25 per share which warrant vests based upon the Company attaining certain financial goals. Mr. Neuman's warrants expire on December 31, 2000.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

      The table below sets forth, as of January 25, 2000, the number and percentage of outstanding shares of Company Common Stock owned by (i) each person know to the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.

NAME AND ADDRESS OF                       COMMON STOCK
BENEFICIAL OWNER (1)                      BENEFICIALLY OUTSTANDING
-------------------                       NUMBER            PERCENTAGE
                                         ----------         ----------
Pall Corporation ...................     8,589,714            43.6%
2200 Northern Boulevard
East Hills, New York 11548

William Palmer (2) .................     8,589,714            43.6%
2200 Northern Boulevard
East Hills, New York 11548

William E. Bracken .................       950,000             4.8%
610 N. Milby Street
Houston, TX 77003

Lefco Environmental Technology, Inc.     2,565,558(3)         13.0%
15001 Walden Rd, #203
Montgomery, TX 77356

Philip LeFevre(4) ..................     2,565,558            13.0%
15001 Walden Rd, #203
Montgomery, TX 77356

Erick J. Neuman (5) ................       751,400             3.8%
610 N. Milby Street
Houston, TX 77003

James Ward .........................     1,893,167             9.6%
PO Box 783
Spring, TX 77383


All officers and directors .........    12,856,672            65.3%
  AS A GROUP (4 PERSONS)

(1) Unless otherwise noted, each person has sole voting and investment power over the shares listed opposite his name, subject to community property laws where applicable.
(2)   Mr. Palmer is an affiliate of Pall Corporation.
(3) Includes 14,000 shares of Company Common Stock owned by Lefco Corporation, an affiliate of Lefco Environmental Technology, Inc. and 561,550 solely owned by Mr. LeFevre.
(4) Mr. LeFevre is an affiliate of Lefco Environmental Technology, Inc. and Lefco Corporation.
(5) Mr. Neuman owns 251,400 shares and warrants to purchase 750,000 shares of Common Stock, 500,000 of which are currently exercisable.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In January 1998, Pall Corporation purchased 8,589,714 shares of Company Common Stock from Argentaurum SA. This transaction was part of an asset purchase whereby Pall Corporation acquired certain assets of Argentaurum SA including the reverse osmosis and nanofiltration technologies and operations of the Rochem Group.

      In September 1998, the Company obtained a $500,000 loan from Rochem Group SA, an affiliate of Fluid Separation Systems. The loan, which bears an interest rate of 10.5% per annum, with interest payable upon maturity, has an original maturity date of December 31, 1999. As part of the loan agreement, the Company agreed to issue a stock purchase warrant entitling Rochem Group SA to purchase an aggregate of 1,250,000 shares of the Company's common stock. The exercise price for the warrant is $0.25 per share. The proceeds of this transaction were used to repay loans to Fluid Separation Systems totaling $150,000 in principal. As the Company does not have the funds to pay the principal and interest, the Company has obtained an extension of the maturity date to January 31, 2000 from Rochem Group SA to restructure the debt.

      In December 1999, the Company received a notice from Pall Corporation that it intends to pursue the termination of the Distributor Agreement if the Company does not pay its indebtedness in full by December 30, 1999. If this occurs, the Company would pursue a non-exclusive license to protect the business that the Company has successfully developed and would work to broaden the non-exclusive license to other markets where the Company believes opportunities exist. In the event the Distributor Agreement from Pall Corporation is terminated, the gray water business that the Company has successfully developed will not be affected as it does not utilize Pall's Disc Tube technology but instead uses the FM module provided by the Rochem Group. Pall Corporation has agreed not to pursue any action with respect to this notice until after January 31, 2000.

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


                                          ROCHEM ENVIRONMENTAL, INC.

                                          By: /s/ ERICK J. NEUMAN
Dated:  January 28, 2000                          Erick Neuman
                                                  President, Chief Executive
                                                   Officer, Chief Financial
                                                   Officer; Principal Accounting
                                                   Officer; and Secretary


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ WILLIAM E. BRACKEN
    William E. Bracken            Director          January 28, 2000

/s/ PHILIP LEFEVRE
    Philip LeFevre                Director          January 28, 2000

/s/ WILLIAM PALMER
    William Palmer                Director          January 28, 2000

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