Form 10QSB
period 1999-12-31
ROCHEM ENVIRONMENTAL INC
filed 2000-02-22
CIK 759824

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999.

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

                        Yes  [X]       No  [ ]


      As of Feb. 10, 2000, the registrant had 19,184,751 shares of Common Stock, par value $0.001 per share, issued and outstanding.

      Transitional Small Business Disclosure Format. (Check one):

                        Yes  [ ]       No  [X]

                           ROCHEM ENVIRONMENTAL, INC.

                            FORM 10-QSB REPORT INDEX


10-QSB PART AND ITEM NO.

      Part I  Financial Information

              Item 1. Financial Statements (Unaudited)

                        Consolidated balance sheet as of
                         December 31, 1999. . . . . . . . . . . . . . . . . . 3

                        Consolidated statement of operations for the three
                         months ended December 31, 1999 and 1998 . . . . . . .4

                        Consolidated statement of cash flows for the three
                          months ended December 31, 1999 and 1998 . . . . . . 5

                        Notes to consolidated financial statements  . . . . . 6

              Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations. . . . . . . . .  7

      Part II  Other Information

            Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . 10

            Item 2.     Changes in Securities . . . . . . . . . . . . . . .  10
            Item 3.     Defaults Upon Senior Securities . . . . . . . . . .  10
            Item 4.     Submission of Matters to a Vote of Security Holders. 10
            Item 5.     Other Information . . . . . . . . . . . . . . . . .  10
            Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .  10
            Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                    ROCHEM ENVIRONMENTAL, INC AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1999

    ASSETS
Current assets:
    Cash and cash equivalents ......................    $    218,949
    Trade accounts receivable ......................          70,357
    Inventory ......................................         433,736
    Prepaid expenses ...............................          14,650
                                                        ------------
                Total current assets ...............         737,692

Inventory ..........................................          47,465
Property and equipment, net ........................         715,133
Other assets .......................................          13,984
                                                        ------------
                Total assets .......................    $  1,514,274
                                                        ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...............................    $    133,053
    Accrued expenses ...............................         104,352
    Notes Payable ..................................           7,724
    Notes payable to related parties ...............         500,000
    Payable to related parties .....................         503,769
    Customer deposits ..............................         599,999
                                                        ------------
        Total current liabilities ..................       1,848,897
Note payable to bank ...............................           9,424
                                                        ------------
        Total liabilities ..........................       1,858,321

Stockholders' equity:
    Common stock, $.001 par value, 50,000,000
        shares authorized, 19,184,751  issued and
        outstanding ................................          19,185
    Preferred stock, no par value, 10,000,000 shares
        authorized, none outstanding
    Additional paid-in capital .....................      10,331,330
    Accumulated deficit ............................     (10,694,562)
                                                        ------------
        Total stockholders' equity .................        (344,047)
                                                        ------------
        Total liabilities and stockholders' equity .    $  1,514,274
                                                        ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                  Three months ended Dec. 31,
                                                 -----------------------------
                                                     1999             1998
                                                 ------------     ------------
Revenues:
  Service ...................................    $     28,214     $    167,794
  Product sales .............................           1,492     $    274,277
  Product demonstrations ....................           5,000           24,840
                                                 ------------     ------------
       Total revenues .......................          34,706          466,911

Cost of sales:
   Product Costs ............................          47,431          289,646
   Depreciation expense .....................          36,531           36,625
                                                 ------------     ------------
      Total cost of sales ...................          83,962          326,271
                                                 ------------     ------------

Gross profit ................................         (49,256)         140,640

Selling, general and administrative expenses:
   Depreciation and amortization expense ....          15,501          108,691
   Other expenses ...........................         193,129          229,745
                                                 ------------     ------------
      Total selling, general and
      administrative expenses ...............         208,630          338,436

Interest expense(income), net ...............          20,898           20,789
                                                 ------------     ------------

   Net loss .................................        (278,784)        (218,585)
                                                 ------------     ------------


   Net loss applicable to common stock ......    $   (278,784)    $   (218,585)
                                                 ============     ============

   Net loss per share .......................    $      (0.01)    $      (0.01)
                                                 ============     ============

Weighted average shares outstanding .........      19,184,751       19,184,751
                                                 ============     ============

                   The accompanying notes are an integral part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                     Three months ended Dec. 31,
                                                     --------------------------
                                                         1999          1998
                                                       ---------     ---------
Cash flows from operating activities:
Net loss ..........................................    ($278,784)    ($218,585)
        Adjustments to reconcile net loss to net
        cash used in operating activites:
                Depreciation and amortization .....       52,032       145,316
                Accretion of note discount ........        6,796         6,801
        Changes in assets and liabilities:
                Trade accounts receivable .........         (371)      (46,906)
                Inventory .........................     (408,730)       89,479
                Prepaid expenses ..................       (1,081)       20,843
                Accounts payable ..................       13,219         6,868
                Accrued expenses ..................       34,776       (22,512)
                Deferred revenues .................      599,999       (88,385)
                Payable to related party ..........        3,076        17,850
                                                       ---------     ---------
Net cash provided by operating activities .........       20,932       (89,531)
                                                       ---------     ---------

Cash flows from investing activities:
                Capital expenditures ..............            0      (113,260)
                                                       ---------     ---------
Net cash used in investing activities .............            0      (113,260)
                                                       ---------     ---------

Cash flows from financing activities:
              Increase in restricted cash .........            0        13,101
               Proceeds from sale of common stock .            0         1,000
               Loan Proceeds ......................            0        19,493
               Loan Payments ......................       (1,401)         (521)
                                                       ---------     ---------
Net cash provided by financing activities .........       (1,401)        6,871

Net increase (decrease) in cash and
  cash equivalents ................................       19,531      (195,920)
Cash and cash equivalents beginning of period .....      199,418       226,207
                                                       ---------     ---------
Cash and cash equivalents end of period ...........    $ 218,949     $  30,287
                                                       =========     =========

Supplemental disclosure of cash flow information:
        Interest paid .............................    $     972     $  13,488
        Income tax paid ...........................            0             0

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. GENERAL:
   The accompanying consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. Please refer to the audited financial statements for the year ended September 30, 1999, for details of accounting policies and accounts.

2. SIGNIFICANT CUSTOMERS AND RELATED PARTY:
   The Company had sales constituting approximately 77% of revenue from two customers during the three months ended December 31, 1999, of which approximately 40% was derived from a related party.

3. NOTES PAYABLE:

   Notes payable as of December 31, 1999 are as follows:

      Notes payable to banks

      Woodforest Bank                           $      14,283
      Citizens Bank & Trust                     $       3,086
                                                -------------
                                                $      17,369
                                                =============
      Notes payable to related party
      10.5%, $500,000 face value, interest
      imputed at 14.7%,unsecured, principal
      and interest due December 31, 1999        $     500,000
                                                =============

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

RESULTS OF OPERATIONS

      Rochem Environmental, Inc., a Utah corporation (the "Company"), is primarily engaged in the business of providing commercial wastewater treatment equipment to the marine industry and wastewater treatment services and capital equipment to companies in the refining, petrochemical and oil and gas industries. In connection therewith, the Company utilizes patented reverse osmosis and nanofiltration technology licensed exclusively to it through a distributor agreement from Pall Rochem (formerly, Rochem Separation Systems, Inc.), a wholly owned subsidiary of Pall Corporation. The Company also utilizes patented ultrafiltration technology through a distributor agreement from Rochem Ultrafiltration. The patented technologies involve the use of Rochem's Disc Tube(TM) form of membrane separation modules. Management believes this process is superior to other technologies in its ability to cost effectively treat a wide variety of wastewaters with the recovery of relatively pure water and the concentration of products and by-products for reuse or disposal.

      In November 1999, the Company was awarded a major contract to supply waste water treatment systems to a major cruise line. Under this contract, the Company will deliver two Rochem UF systems at a total contract price of approximately of $2,000,000. The first system was delivered in February 2000 and the second will be delivered in March/April 2000. Under the contract, the cruise line client has an option to purchase three more systems at the same pricing.

      The Company's consolidated revenues were $34,706 for the three months ended December 31, 1999 compared to $466,911 for the three months ended December 31, 1998. The decrease in revenue is primarily due to the lower volume of service work and that the Company will recognize the revenue from the equipment sales after installation and acceptance by the customer.

      The revenue generated by product sales decreased during the three months ended December 31, 1999 with $1,492 of revenue as compared to $274,277 of revenue for the three months ended December 31, 1998. Revenue from service activities of $28,214 decreased for the three months ended December 31, 1999, from $167,794 for the three months ended December 31, 1998. The Company has performed water treatment services at a refinery until 1999. Due to a change in maintenance procedures, the Company's services are no longer required for this work which primarily contributed to the decreased revenues. During the three months ended December 31, 1999, the Company generated $5,000 in revenue from product demonstrations compared with $24,840 for the same period in Fiscal 1999.

      Due to lower revenues, gross profit decreased to a loss of $49,256 for the three months ended December 31, 1999, as compared to a gross profit of $140,640 for the three months ended December 31, 1998.

      Selling, general and administrative expenses decreased to $208,630 for the three months ended December 31, 1999 from $338,436 for the three months ended December 31, 1998, of which approximately $15,501 and $108,691, respectively, were non-cash expenses associated with amortization and depreciation.

      Interest expense increased to $20,898 for the three months ended December 31, 1999 from $20,789 for the three months ended December 31, 1998.

      Net loss increased to $278,784 for the three months ended December 31, 1999 from $218,585 for the three months ended December 31, 1998. This increase is due to the lower revenues for the three month period.

      As of December 31, 1999, the Company had a total of 7 employees, 3 of whom were involved in field operations and testing, 3 devoted to sales and demonstration activities and 1 involved in the general administrative and financial areas.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 1999, the Company had a working capital deficit of $1,111,205 and a current ratio of 0.4 to 1.0 as compared to net working capital deficit of $589,488 and a current ratio of 0.3 to 1.0 on December 31, 1998. Current assets increased to $787,501 as of December 31, 1999 from $257,540 as of December 31, 1998.

      Net cash provided by operating activities for the three months ended December 31, 1999 was $20,932. In contrast, in the three months ended December 31, 1998 operating activities used $89,531 in net cash. This increase in net cash provided by operating activities is primarily due to the sale of the systems to the cruise lines.

      Net cash used for the purchase of capital equipment during the three months ended December 31, 1999 was $0 as compared to $113,260 during the three months ended December 31, 1998.

      During the three months ended December 31, 1999, financing activities used net cash of $1,401. During the three months ended December 31, 1998, financing activities provided $6,871.

      In September 1998, the Company obtained a $500,000 loan from Rochem Group SA, an affiliate of Fluid Separation Systems. The loan, which bears an interest rate of 10.5% per annum, with interest payable upon maturity has an original maturity date of December 31, 1999 that has been extended to February 29, 2000. As part of the loan agreement, the Company agreed to issue a stock purchase warrant entitling Rochem Group, SA to purchase an aggregate of 1,250,000 shares of the Company's common stock. The exercise price for the Warrant is $0.25 per share for the term of the Warrant. The proceeds of this transaction were used to repay loans to Fluid Separation Systems totaling $150,000 in principal. Specifically, these loans were $25,000 in December 1995, $50,000 in February 1996, $25,000 in July 1996 and $50,000 in January 1997. To date the Company has not made any principal or interest payment on this loan. The exercise price for the Warrant is $0.25 per share.

      In December 1999, the Company received a notice from Pall Corporation that it intends to pursue the termination of the Distributor Agreement if the Company does not pay its indebtedness in full by December 30, 1999. If this occurs, the Company would pursue a non-exclusive license to protect the business that the Company has successfully developed and would work to broaden the non-exclusive license to other markets where the Company believes opportunities exist. In the event the Distributor Agreement from the Pall Corporation is terminated, the gray water business that the Company has successfully developed will not be affected as it does not utilize Pall's Disc Tube technology but instead uses the FM module provided by the Rochem Group. Pall Corporation has agreed not to pursue any action with respect to this notice until after March 15, 2000.

      The Company is currently in negotiations for several contracts that the Company believes will generate sufficient cash flows to continue to fund operations and meet working capital needs during Fiscal 2000. Because the timing of these projects cannot be controlled, the Company is evaluating and exploring other financing alternatives. In the event additional funding is required, the Company will consider alternatives to do so through a combination of efforts or methods, including additional extensions on its notes payable, financing rental service equipment or contracts, joint ventures, equity investors, venture capital groups, institutions, issuance of convertible or subordinated debt, or a form of business combinations. Should the need arise for the use of any of these methods to raise capital, there can be no assurances that any of these alternatives will be available to the Company. Failure of the Company to obtain adequate financing in order to fund its working capital requirements could result in curtailed operations or force the Company to sell assets.


IMPACT OF YEAR 2000

      Even though the date is now past January 1, 2000, and the Company has not experienced any immediate adverse impact from the transition to the year 2000, the Company cannot provide any assurance that its suppliers and customers have not been affected in a manner that is not yet apparent. In addition, some computer programs which were date sensitive to the year 2000 may not have been programmed to process the year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, the Company will continue to monitor its year 2000 compliance. The costs related to verifying and testing our year 2000 compliance have been nominal and immaterial to our business.

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

     (b)    Reports on Form 8-K
                None.

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


                                     ROCHEM ENVIRONMENTAL, INC.
                                     --------------------------
                                            (Registrant)

Date: February 22, 2000              By: /s/ ERICK J. NEUMAN
                                             Erick J. Neuman, President;
                                             Secretary; Chief Executive Officer,
                                             And Principal Accounting Officer

Date: February 22, 2000              By: /s/ WILLIAM E. BRACKEN
                                             William E. Bracken, Vice President

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


                                     ROCHEM ENVIRONMENTAL, INC.
                                     --------------------------
                                            (Registrant)

Date: February 22, 2000              By: /s/ ERICK J. NEUMAN
                                             Erick J. Neuman, President;
                                             Secretary; Chief Executive Officer,
                                             And Principal Accounting Officer

Date: February 22, 2000              By: /s/ WILLIAM E. BRACKEN
                                             William E. Bracken, Vice President