Form 10QSB
period 2000-03-31
ROCHEM ENVIRONMENTAL INC
filed 2000-05-22
CIK 759824

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

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

                        Yes     [X]       No     [ ]

      As of May 5, 2000, the registrant had 19,184,751 shares of Common Stock, par value $.001 per share, issued and outstanding.

      Transitional Small Business Disclosure Format.(Check one):

                        Yes     [ ]       No     [X]

                           ROCHEM ENVIRONMENTAL, INC.

                            FORM 10-QSB REPORT INDEX

10-QSB PART AND ITEM NO.

      Part I  Financial Information

              Item 1.   Financial Statements (Unaudited)

                        Consolidated balance sheet as of
                           March 31, 2000..................................    3

                        Consolidated statement of operations for the three
                           months ended March 31, 2000 and 1999............    4

                        Consolidated statement of operations for the six
                           months ended March 31, 2000 and 1999............    5

                        Consolidated statement of cash flows for the six
                           months ended March 31, 2000 and 1999............    6

                        Notes to consolidated financial statements.........    7

            Item 2.     Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.............    9

      Part II     Other Information

            Item 1.     Legal Proceedings..................................   11

            Item 2.     Changes in Securities..............................   11

            Item 3.     Defaults Upon Senior Securities....................   11

            Item 4.     Submission of Matters to a Vote of Security Holders   11

            Item 5.     Other Information...................................  12

            Item 6.     Exhibits and Reports on Form 8-K....................  12

            Signature.......................................................  13

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2000

     ASSETS
Current assets:
    Cash and cash equivalents ................................     $    334,987
    Trade accounts receivable ................................          387,937
    Inventory ................................................          798,937
    Prepaid expenses .........................................            5,204
                                                                   ------------
            Total current assets .............................        1,527,065

Inventory ....................................................           47,465
Property and equipment, net ..................................          666,084
Other assets .................................................           13,989
                                                                   ------------
            Total assets .....................................     $  2,254,603
                                                                   ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .........................................     $    214,089
    Accrued expenses .........................................          115,380
    Notes Payable ............................................            7,790
    Notes payable to related parties .........................          500,000
    Payable to related parties ...............................          511,269
    Customer deposits ........................................        1,499,997
                                                                   ------------
            Total current liabilities ........................        2,848,525
Note payable to bank .........................................            7,423
                                                                   ------------
            Total liabilities ................................        2,855,948

Stockholders' equity:
    Common stock, $.001 par value, 50,000,000
       shares authorized, 19,184,751 issued and
       outstanding ...........................................           19,185
    Preferred stock, no par value, 10,000,000 shares
       authorized, none outstanding ..........................                0
    Additional paid-in capital ...............................       10,331,330
    Accumulated deficit ......................................      (10,951,860)
                                                                   ------------
            Total stockholders' equity .......................         (601,345)
                                                                   ------------
            Total liabilities and stockholders' equity .......     $  2,254,603
                                                                   ============

The accompanying notes are an integral part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                  Three months ended March 31,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------
Revenues:
  Service and lease ..........................    $     20,804     $    232,982
  Product sales ..............................           1,811          379,389
  Product demonstrations .....................               0            4,200
                                                  ------------     ------------
       Total revenues ........................          22,615          616,571

Cost of sales:
   Service and Product Costs .................          19,113          340,526
   Depreciation expense ......................               0           44,856
                                                  ------------     ------------
      Total cost of sales ....................          19,113          385,382
                                                  ------------     ------------
Gross profit .................................           3,502          231,189

Selling, general and administrative
   expenses:
   Depreciation and amortization expense .....          52,032          109,955
   Other expenses ............................         195,005          248,516
                                                  ------------     ------------
      Total selling, general and
      administrative expenses ................         247,037          358,471

Interest expense(income), net ................          13,387           20,626
                                                  ------------     ------------
   Net loss ..................................        (256,922)        (147,908)
                                                  ------------     ------------
   Net loss applicable to common stock .......    $   (256,922)    $   (147,908)
                                                  ============     ============
   Net loss per share ........................    $      (0.01)    $      (0.01)
                                                  ============     ============
Weighted average shares outstanding ..........      19,184,751       19,184,751
                                                  ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                    Six months ended March 31,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
Revenues:
  Service and lease ............................   $     49,018    $    400,777
  Product sales ................................          3,303    $    653,665
  Product demonstrations .......................          5,000          29,040
                                                   ------------    ------------
       Total revenues ..........................         57,321       1,083,482

Cost of sales:
   Service and Product Costs ...................         66,544         630,173
   Depreciation expense ........................         36,531          81,481
                                                   ------------    ------------
      Total cost of sales ......................        103,075         711,654
                                                   ------------    ------------
Gross profit ...................................        (45,754)        371,828

Selling, general and administrative expenses:

   Depreciation and amortization expense .......         67,533         218,646
   Other expenses ..............................        388,134         478,822
                                                   ------------    ------------
      Total selling, general and
        administrative expenses ................        455,667         697,468

Interest expense(income), net ..................         34,285          40,852
                                                   ------------    ------------
   Net loss ....................................       (535,706)       (366,492)
                                                   ------------    ------------
   Net loss applicable to common stock .........   $   (535,706)   $   (366,492)
                                                   ============    ============
   Net loss per share ..........................   $      (0.03)   $      (0.02)
                                                   ============    ============
Weighted average shares outstanding ............     19,184,751      19,184,751
                                                   ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       Six months ended March 31,
                                                       --------------------------
                                                          2000           1999
                                                       -----------    -----------
Cash flows from operating activities:
Net loss ...........................................   $  (535,706)   $  (366,492)
        Adjustments to reconcile net loss to net
        cash used in operating activites:
                Depreciation and amortization ......       104,064        300,127
                Accretion of note discount .........         6,796         13,602
        Changes in assets and liabilities:
                Trade accounts receivable ..........      (315,136)       (78,818)
                Inventory ..........................      (773,931)        67,381
                Prepaid expenses ...................         5,545         28,317
                Accounts payable ...................        94,255        (26,641)
                Accrued expenses ...................        45,648          3,193
                Deferred revenues ..................     1,499,997        (88,385)
                Payable to related party ...........        10,576        268,683
                                                       -----------    -----------
Net cash provided by operating activities ..........       142,108        120,967
                                                       -----------    -----------
Cash flows from investing activities:
                Capital expenditures ...............        (2,982)      (116,011)
                                                       -----------    -----------
Net cash used in investing activities ..............        (2,982)      (116,011)
                                                       -----------    -----------
Cash flows from financing activities:
              Increase in restricted cash ..........             0        (10,726)
              Proceeds from sale of common stock ...             0          1,000
              Loan Proceeds ........................             0         19,493
              Loan Payments ........................        (3,557)        (1,831)
                                                       -----------    -----------
Net cash provided by financing activities ..........        (3,557)         7,936

Net increase (decrease) in cash and cash equivalents       135,569         12,892
Cash and cash equivalents beginning of period ......       199,418        226,207
                                                       -----------    -----------
Cash and cash equivalents end of period ............   $   334,987    $   239,099
                                                       ===========    ===========
Supplemental disclosure of cash flow information:
        Interest paid ..............................   $     1,234    $     1,136
        Income tax paid ............................             0              0

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

2. SIGNIFICANT CUSTOMERS:

   The Company had sales constituting approximately 8.0% of revenue from one customer during the three months ended March 31, 2000. Service and lease revenue from two customers accounted for approximately 92.0% of revenue for the three months ended March 31, 2000. The Company had sales constituting approximately 5.8% of revenue from one customer during the six months ended March 31, 2000. Service and lease revenue from three customers accounted for approximately 85.5% of revenue for the six months ended March 31, 2000, of which approximately 24.4% was derived from a related party. Revenue from pilot testing for the six months ended March 31, 2000 constituted approximately 8.7% of revenue from one customer. There was no revenue generated from pilot testing for the three months ended March 31, 2000.

3. NOTES PAYABLE:

   Notes payable as of March 31, 2000 are as follows:

   Notes payable to banks

   Woodforest Bank ........................     $ 12,729
   Citizens Bank & Trust ..................     $  2,484
                                                --------
                                                $ 15,213

   Notes payable to related party
   10.5%, $500,000 face value, interest
   imputed at 14.7%, unsecured, principal
   and interest due May 31, 2000..........      $500,000
                                                ========

4. SIGNIFICANT EVENT:

   In December 1999, the Company received notice from Pall Corporation that it intends to pursue the termination of the Distributor Agreement if the Company does not pay its outstanding accounts payable owed to Pall Corporation. The Company is working with Pall Corporation to resolve this issue on an amicable basis but does not exclude the possibility that it may have to resort to litigation to protect its position. Pall Corporation has not taken any action with respect to this notice. The Company is also working with the Rochem Group to use its FM module for the treatment of gray water and is pursuing the acquisition of a license for this technology although there are no assurances that a satisfactory license can be obtained.

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

The Company's consolidated revenues for the three months ended March 31, 2000 was $22,615 compared to $616,571for the three months ended March 31, 1999. The Company's consolidated revenues for the six months ended March 31, 2000 was $57,321, from $1,083,482 for the six months ended March 31, 1999.

In November 1999, the Company was awarded a major contract to supply gray water treatment systems to a major cruise line. Under this contract, the Company has delivered two Rochem gray water systems at a total contract price of approximately $2,000,000. As of March 31, 2000 the Company has received deferred income of $1,499.997 and has work in process of $765,499. Upon acceptance of the equipment, the Company will recognize the revenue and cost associated with this sale. Under the contract, the cruise line client has an option to purchase three more systems at the same pricing. During the three months ended March 31, 2000, the Company's primary focus was the supply of the grey water treatment systems. Accordingly, revenue generated by product sales was $1,811 compared to $379,389 for the three months ended March 31, 1999. Revenue from service and lease related activities was $20,804 for the three months ended March 31, 2000 as compared to $232,982 for the same period in Fiscal 1999. Revenue generated by product sales for the six months ended March 31, 2000 were $3,303 as compared to $653,665 for the same period in Fiscal 1999. Revenue generated from service and lease related activities for the six months ended March 31, 2000 were $49,018 compared to $400,777 for the same period in Fiscal 1999. The Company had performed water treatment services at a refinery until July 1999. Due to a change in maintenance procedures, the Company's services were no longer required for this work which primarily contributed to the decrease in service revenue.

Gross profit for the three months ended March 31, 2000 was $3,502 as compared to $231,189 for the same period in fiscal 1999. Gross profit for the six months ended March 31, 2000 was ($45,754) as compared to $371,828 for the six months ended March 31, 1999. The Company continues to be involved with negotiations for the sale of equipment for projects that range in value from $250,000 to $4,500,000. Management can provide no assurance these negotiations will result in firm contracts

Selling, general and administrative (SG&A) expenses decreased to $247,037 from $358,471 for the three months ended March 31, 2000, of which approximately $52,032 and $154,811, respectively, were non-cash expenses associated with amortization and depreciation. SG&A expenses for the six months ended March 31, 2000 were $455,667 as compared to $697,468 for the same period of Fiscal 1999. Non-cash expenses for the six months ended March 31, 2000 were $104,064 compared to $300,127 for the same period of Fiscal 1999. The reduction in non-cash expenses is due to the elimination of the amortization expense associated with the distributor agreement that was carried at cost and amortized on a straight-line basis over fifteen years. As of July 1, 1999, the Company recognized an impairment loss on the distributor agreement of $3,488,058, reducing the cost to $0.

Interest expense decreased to $13,387 for the three months ended March 31, 1999 from $20,626 for the three months ended March 31, 1999. Interest expense for the six months ended March 31, 2000 was $34,285 compared to $40,852 for the same period of Fiscal 1999.

As of March 31, 2000, the Company had a total of 5 employees, 2 of whom were involved in field operating activities and testing, 1 devoted full time to sales activities and 1 full time and 1 part time involved in the general administration and financial areas.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had a working capital deficit of $1,321,460 and a quick ratio of 0.3 to 1.0 as compared to working capital deficit of $586,502 and a quick ration of 0.5 to 1.0 on March 31, 1999. Current assets increased to $1,527,065 as of March 31, 2000 from $510,516 as of March 31, 1999. Net cash provided by operating activities in the six months ended March 31, 2000 was $142,108. In the six months ended March 31, 1999 operating activities provided $120,967 in net cash. Net cash used for the purchase of capital equipment during the six months ended March 31, 2000 was $2,982.

In September 1998, the Company obtained a $500,000 loan from Rochem Group SA, an affiliate of Fluid Separation Systems. The loan, which bears an interest rate of 10.5% per annum, with interest payable upon maturity has an original maturity date of December 31, 1999 that has been extended to May 31, 2000. To date the Company has not made any principal or interest payment on this loan. While there are no assurances that the Company will be successful in this endeavor, the Company is in discussion with Rochem Group SA to renegotiate or extend the loan. While the Company is in discussion with the Rochem Group SA, the Company has insufficient liquidity to pay the loan.

In December 1999, the Company received a notice from Pall Corporation that it intends to pursue the termination of the Distributor Agreement if the Company does not pay its outstanding accounts payable owed to Pall Corporation. The Company is working with Pall Corporation to resolve this issue on an amicable basis but does not exclude the possibility that it may have to resort to litigation to protect its position. Pall Corporation has not taken any action with respect to this notice. The Company is also working with the Rochem Group to use its FM module for the treatment of gray water and is pursuing the acquisition of a license for this technology although there are no assurances that a satisfactory license can be obtained.

Failure to adequately renegotiate the Rochem Group SA loan and to extend the payment to Pall Corporation will significantly impact the Company's ability to continue operations. Not withstanding this situation, the Company continues to negotiate for several contracts that the Company believes will generate sufficient cash flow to fund operations. However, because the timing of these projects cannot be controlled, the Company is currently evaluating and exploring financing opportunities to provide working capital and restructure the Company's outstanding debt. If the Company is unable to secure financing or adequately renegotiate the indebtedness to Rochem Group SA and Pall Corporation, the Company will need to liquidate assets.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None.

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are incorporated by reference thereto:

            EXHIBIT
            NUMBER      IDENTIFICATION OF EXHIBIT

            2.1(1)   -  Reorganization Agreement
            3.1(2)   -  Amended and Restated Articles of Incorporation
            3.2(5)   -  Bylaws
            4.1(5)   -  Common Stock Specimen
            4.2(4)   -  Certificate of Designation of Preferences, Rights and
                        Limitations of Series A Preferred Stock
            4.3(4)   -  Certificate of Designation of Preferences, Rights and
                        Limitations of Series B Preferred Stock
            10.1(2)  -  Distributor Agreement
            10.2(4)  -  Asset Purchase Agreement
            10.3(2)  -  Term Sheet
            10.4(6)  -  Facilities Lease Agreement
            10.5(6)  -  Termination Agreement Between Company and GH Venture
                        Group
            10.6(6)  -  Agreement Between Company and Lefco Environmental
                        Technology, Inc.

            10.7(6)  -  Agreement Between Company and Rochem Separation Systems,
                        Inc.
            10.8(6)  -  Agreement Between Company and Rochem AG
            10.9(7)  -  Employment Agreement With Erick Neuman
            16.1(3)  -  Letter regarding change in certifying accountant
            16.2(3)  -  Letter regarding change in certifying accountant
            27.1     -  Financial Data Sheet

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

                                       ROCHEM ENVIRONMENTAL, INC.
                                              (Registrant)

Date:  May 22, 2000                    By: /s/ ERICK J. NEUMAN
                                               Erick J. Neuman, President;
                                               Secretary; Chief Executive
                                               Officer, Chief Financial Officer,
                                               and Principal Accounting Officer

Date:  May 22, 2000                    By:/s/ WILLIAM E. BRACKEN
                                              William E. Bracken, Vice President