Form 10QSB
period 2000-06-30
ROCHEM ENVIRONMENTAL INC
filed 2000-08-21
CIK 759824

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

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

                                 Yes [X] No [ ]

      As of August 11, 2000, the registrant had 19,184,751 shares of Common Stock, par value $0.001 per share, issued and outstanding.

      Transitional Small Business Disclosure Format. (Check one):

                                 Yes [ ] No [X]

                           ROCHEM ENVIRONMENTAL, INC.

                            FORM 10-QSB REPORT INDEX

10-QSB PART AND ITEM NO.

     Part I  Financial Information

             Item 1.         Financial Statements (Unaudited)

                             Consolidated balance sheet as of
                              June 30, 2000................................... 3

                             Consolidated statement of operations for the
                              three months ended June 30, 2000 and 1999....... 4

                             Consolidated statement of operations for the
                              nine months ended June 30, 2000 and 1999........ 5

                             Consolidated statement of cash flows for the
                               nine months ended June 30, 2000 and 1999....... 6

                             Notes to consolidated financial statements....... 7

            Item 2.          Management's Discussion and Analysis of Financial
                              Condition and Results of Operations............. 9

    Part II Other Information

            Item 1.          Legal Proceedings................................13

            Item 2.          Changes in Securities............................13
            Item 3.          Defaults Upon Senior Securities..................13
            Item 4.          Submission of Matters to a Vote of Security
                              Holders.........................................13
            Item 5.          Other Information................................13
            Item 6.          Exhibits and Reports on Form 8-K.................13

            Signature.........................................................15

                    ROCHEM ENVIRONMENTAL, INC AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                              AS OF JUNE 30, 2000

         ASSETS
Current assets:
        Cash and cash equivalents .............................    $     50,976
        Trade accounts receivable .............................         314,488
        Inventory .............................................       1,244,945
        Prepaid expenses ......................................           8,720
                                                                   ------------
                Total current assets ..........................       1,619,129

Inventory .....................................................          47,465
Property and equipment, net ...................................         551,470
Other assets ..................................................          13,989
                                                                   ------------
                Total assets ..................................    $  2,232,053
                                                                   ============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
        Accounts payable ......................................    $    152,429
        Accrued expenses ......................................          92,626
        Notes Payable .........................................           7,631
        Notes payable to related parties ......................         500,000
        Payable to related parties ............................          33,809
        Customer deposits .....................................       1,799,996
                                                                   ------------
                Total current liabilities .....................       2,586,491
Note payable to bank ..........................................           5,615
Note payable to related parties ...............................         480,136
                                                                   ------------
                Total liabilities .............................       3,072,242

Stockholders' equity (Deficit):
        Common stock, $.001 par value, 50,000,000
                shares authorized, 19,184,751 issued and
                outstanding ...................................          19,185
        Preferred stock, no par value, 10,000,000 shares
                authorized, none outstanding ..................               0
        Additional paid-in capital ............................      10,331,330
        Accumulated deficit ...................................     (11,190,704)
                                                                   ------------
                Total stockholders' equity ....................        (840,189)
                                                                   ------------
                Total liabilities and stockholders' equity ....    $  2,232,053
                                                                   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED JUNE 30,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------
Revenues:
  Service  and lease .........................    $      1,500     $    233,919
  Product sales ..............................          25,357          174,000
  Product demonstrations .....................               0           19,813
                                                  ------------     ------------
       Total revenues ........................          26,857          427,732

Cost of sales:
   Product Costs .............................          21,886          204,693
   Depreciation expense ......................               0           44,856
                                                  ------------     ------------
      Total cost of sales ....................          21,886          249,549
                                                  ------------     ------------

Gross profit .................................           4,971          178,183

Selling, general and administrative
   expenses:
   Depreciation and amortization expense .....          48,690          109,955
   Other expenses ............................         175,816          220,758
                                                  ------------     ------------
      Total selling, general and
      administrative expenses ................         224,506          330,713

Loss on sale of assets .......................           5,924                0
Interest expense(income), net ................          13,384           20,515
                                                  ------------     ------------

   Net loss ..................................        (238,843)        (173,045)
                                                  ------------     ------------


   Net loss applicable to common stock .......    $   (238,843)    $   (173,045)
                                                  ============     ============

   Net loss per share ........................    $      (0.01)    $      (0.01)
                                                  ============     ============

Weighted average shares outstanding ..........      19,184,751       19,184,751
                                                  ============     ============

   The accompanying notes are an integral part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                                    NINE MONTHS ENDED JUNE 30,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------
Revenues:
  Service  and lease .........................    $     50,518     $    634,696
  Product sales ..............................          28,660          827,665
  Product demonstrations .....................           5,000           48,853
                                                  ------------     ------------
       Total revenues ........................          84,178        1,511,214

Cost of sales:
   Product Costs .............................          88,430          834,866
   Depreciation expense ......................          36,531          126,337
                                                  ------------     ------------
      Total cost of sales ....................         124,961          961,203
                                                  ------------     ------------

Gross profit (loss) ..........................         (40,783)         550,011

Selling, general and administrative
   expenses:
   Depreciation and amortization expense .....         116,223          328,601
   Other expenses ............................         563,951          699,580
                                                  ------------     ------------
      Total selling, general and
      administrative expenses ................         680,174        1,028,181

Loss on sale of assets .......................           5,924                0
Interest expense(income), net ................          47,669           61,367
                                                  ------------     ------------

   Net loss ..................................        (774,550)        (539,537)
                                                  ------------     ------------


   Net loss applicable to common stock .......    $   (774,550)    $   (539,537)
                                                  ============     ============

   Net loss per share ........................    $      (0.04)    $      (0.03)
                                                  ============     ============

Weighted average shares outstanding ..........      19,184,751       19,184,751
                                                  ============     ============

    The accompanying notes are an integral part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     NINE MONTHS ENDED JUNE 30,
                                                    ---------------------------
                                                        2000           1999
                                                    ------------   ------------
Cash flows from operating activities:
Net loss .......................................... $   (774,550)  $   (539,537)
        Adjustments to reconcile net loss to net
        cash used in operating activites:
                Depreciation and amortization .....      152,754        454,938
                Accretion of note discount ........        6,796         20,403
                Loss on assets sold ...............        5,924
        Changes in assets and liabilities:
                Trade accounts receivable .........     (241,687)       (89,672)
                Inventory .........................   (1,219,939)        55,125
                Prepaid expenses ..................        2,029         16,606
                Accounts payable ..................       32,595         (8,596)
                Accrued expenses ..................       22,894         47,477
                Deferred revenues .................    1,799,996        (88,385)
                Payable to related party ..........       13,252        335,762
                                                    ------------   ------------
Net cash used in operating activities .............     (199,936)       204,121
                                                    ------------   ------------

Cash flows from investing activities:
                Capital expenditures ..............       (2,982)      (122,956)
                Proceeds from the sale of assets ..       60,000              0
                                                    ------------   ------------
Net cash provided by investing activities .........       57,018       (122,956)
                                                    ------------   ------------

Cash flows from financing activities:
              Increase in restricted cash .........            0         (6,144)
               Proceeds from sale of common stock .            0          1,000
               Loan Proceeds ......................            0         22,468
               Loan Payments ......................       (5,524)        (3,314)
                                                    ------------   ------------
Net cash used in financing activities .............       (5,524)        14,010

Net increase (decrease) in cash and cash
  equivalents......................................     (148,442)        95,175
Cash and cash equivalents beginning of period .....      199,418        226,207
                                                    ------------   ------------
Cash and cash equivalents end of period ........... $     50,976   $    321,382
                                                    ============   ============

Supplemental disclosure of cash flow information:
        Interest paid ............................. $      1,493   $      1,782
        Income tax paid ...........................            0              0

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

2. SIGNIFICANT CUSTOMERS AND RELATED PARTY:
   The Company had sales constituting approximately 81% of revenue from one customer during the three months ended June 30, 2000. The Company had sales constituting approximately 30% of revenue from one customer during the nine months ended June 30, 2000. Service and lease revenue constituting approximately 6% of revenue from one customer during the nine months ended June 30, 2000. The Company had service and lease revenue constituting approximately 60% from four customers, of which 17% was with a related party, during the nine months ended June 30, 2000.

3. NOTES PAYABLE:
   Notes payable as of June 30, 2000 are as follows:

      Notes payable to banks

      Woodforest Bank                           $ 11,148
      Citizens Bank & Trust                     $  2,098
                                                --------
                                                $ 13,246

      Notes payable to related party
      10.5%, $500,000 face value, interest
      imputed at 14.7%, unsecured, principal
      and interest due May 31, 2000             $500,000
                                                ========

4. SUBSEQUENT  EVENT:
   In December 1999, the Company received notice from Pall Corporation that it intended to pursue the termination of the Distributor Agreement if the Company did not pay its outstanding accounts payable owed to Pall Corporation. In July 2000, the Company executed a promissory note with Pall Corporation for the principal sum of $480,136.67, together with interest thereon at a rate of 10% per annum on the unpaid balance. Upon execution of the note, interest was paid on the unpaid balance of the principal from December 31, 1999. Interest will be paid on a quarterly basis, beginning September 30, 2000. The entire principal is due and payable on or before December 31, 2002. In addition, the Company executed a Letter of Intent with Pall Corporation whereby Pall Corporation will return 8,589,714 shares of our Company common stock and give up their seat on the board. In return, the Company agrees to terminate its Distributor Agreement with Pall dated September 1, 1993. This transaction will be voted upon by the shareholders at the annual meeting scheduled for September 20, 2000.

   In September 1998, the Company obtained a $500,000 loan from Rochem Group SA, an affiliate of Fluid Separation Systems. The loan, which bears an interest rate of 10.5% per annum, with interest payable upon maturity had an original maturity date of December 31, 1999 and was subsequently extended to May 31, 2000. In July 2000, the Company entered into a separate Letter of Intent with Rochem Group, an affiliate of Rochem AG and Fluid Separation Systems, whereby Rochem Group has agreed to extend its loan of $500,000 which was due on December 31, 1999 until July 31, 2001. In addition, the interest rate will be reduced from 10.5% per annum to 10% per annum. To date, the Company has not made any principal or interest payment on this loan. Past interest is to be paid at the execution of the final agreement. Thereafter, interest will be paid on a quarterly basis. The letter of intent also provides for an exclusive agency agreement for Rochem's grey water and black water treatment, as well as, bilge and ballast water treatment for the marine shipping market, including naval applications.

   On August 3, 2000 the Company announced the resignation of Mr. Neuman as chairman, chief executive officer, chief financial officer and secretary of the Company. The board of directors appointed Mr. Philip LeFevre, a current board member, to succeed Mr. Neuman effective immediately as chairman, chief executive officer, chief financial officer and secretary of the Company. Mr. Neuman will remain as a member of the board of directors and the Company's President allowing him to focus his efforts of further development of key business lines.

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

RESULTS OF OPERATIONS

      Rochem Environmental, Inc., a Utah corporation (the "Company"), is primarily engaged in the business of providing equipment and services for the recovery of high quality water and the removal of contaminants from industrial and hazardous waste water streams using membrane separation technology. Prior to July 2000, the Company had been utilizing patented reverse osmosis and nanofiltration technology that was licensed exclusively to it through a distributor agreement from Pall Rochem (formerly, Rochem Separation Systems, Inc.), a wholly owned subsidiary of Pall Corporation. In July 2000, the Company executed a letter of intent with Pall Corporation whereby Pall Corporation will return 8,589,714 shares of the Company common stock and give up their seat on the board and the Company in turn will terminate its distributor agreement with Pall dated September 1, 1993. The Company's shareholders are scheduled to vote on this transaction in September 2000. During the fourth quarter of Fiscal 1999, the Company realized an asset impairment of $3,488,058 related to the write down of the remaining value of the distributor agreement from Pall Rochem, reducing the cost to $0. The Company entered into a separate letter of intent with Rochem Group, an affiliate of Rochem AG, whereby Rochem Group will provide an exclusive agency agreement for Rochem's FM module for use in the marine shipping market, including naval applications. Management believes this process is superior to other membrane technologies in its ability to cost effectively treat a wide variety of wastewaters with the recovery of relatively pure water and the concentration of products and by-products for reuse or disposal.

      The Company had performed water treatment services at a refinery until July 1999. Due to a change in maintenance procedures, the Company's services were no longer required for this work. As a result, the Company's consolidated revenues decreased by 94% to $84,178 for the nine months ended June 30, 2000, from $1,511,214 for the nine months ended June 30, 1999. The Company has been unsuccessful in replacing that revenue stream. The consolidated revenues decreased to $26,857 for the three months ended June 30, 2000, from $427,732 for the three months ended June 30, 1999. All of the Company's resources have been focused on the successful installation and acceptance of two grey water systems. There can be no assurances that final acceptance and payment will be received from the client.

      The revenue generated by product sales decreased dramatically during the nine months ended June 30, 2000 with $28,660 of revenue as compared to $827,665 of revenue for the nine months ended June 30, 1999. Revenue from service and lease related activities of $50,518 is lower for the nine months ended June 30, 2000, from $634,696 for the nine months ended June 30, 1999. During the three months ended June 30, 2000 revenue generated by product sales decreased to $25,357 compared to $174,000 for the same period in Fiscal 1999. Revenue associated with service and lease activities was $1,500 for the three months ended June 30, 2000 compared to $233, 919 for the three months ended June 30, 1999.

      Gross profit decreased to a loss of $40,783 for the nine months ended June 30, 2000 as compared to gross profit of $550,011 for the nine months ended June 30, 1999. For the three months ended June 30, 2000 the gross profit decreased to $4,971 as compared to $178,183 for the three months ended June 30, 1999.

      Selling, general and administrative expenses decreased to $680,174 for the nine months ended June 30, 2000 from $1,028,181 for the nine months ended June 30, 1999, of which approximately $116,223 and $328,601, respectively, were non-cash expenses associated with amortization and depreciation. Selling, general and administrative expenses for the three months ended June 30, 2000 decreased to $224,506 as compared to $330,713 for the period ended June 30, 1999.

      Net loss increased to $774,550 for the nine months ended June 30, 2000 from $539,537 for the nine months ended June 30, 1999. This increase is primarily due to the loss of the service contract in July 1999 and the Company's inability to replace that income.

      As of June 30, 2000, the Company had a total of 5 employees, 2 of whom were involved in field operations and testing, 1 devoted to sales and demonstration activities and 2 involved in the general administrative and financial areas.

LIQUIDITY AND CAPITAL RESOURCES

      As of August 21, 2000 the Company's cash reserves were only sufficient to allow it to continue operations through the month of August 2000. If the Company is unable to secure financing, the Company will need to liquidate assets.

      As of June 30, 2000, the Company had a working capital deficit of $967,362 and a quick ratio of 0.1 to 1.0 as compared to net working capital deficit of $611,194 and a quick ratio of 0.5 to 1.0 on June 30, 1999. This increase in working capital deficit is primarily due to the increase in current liabilities. Current assets at June 30, 2000 were $1,244,954 as compared to $623,035 as of June 30, 1999. Inventory increased to $1,244,945 as of June 30, 2000 from $122,128 as of June 30, 1999. This increase is due to the current installation of the two grey water systems. Once the client accepts the grey water systems, the revenue and costs associated with the sale of the systems will be recognized. There can be no assurances that final acceptance and payment will be received from the client.

      Net cash used in operating activities in the nine months ended June 30, 2000 was $199,936 compared to $204,121 provided by operating activities for the nine months ended June 30, 1999.

      Net cash used for the purchase of capital equipment during the nine months ended June 30, 2000 was $2,982 as compared to $122,956 during the nine months ended June 30, 1999. Investing activities also provided $60,000 from the sale of fixed assets during the nine months ended June 30, 2000.

      During the nine months ended June 30, 2000, financing activities used net cash of $5,524. For the nine months ended June 30, 1999, financing activities provided net cash of $14,010.

      In December 1999, the Company received notice from Pall Corporation that it intended to pursue the termination of the Distributor Agreement if the Company did not pay its outstanding accounts payable owed to Pall Corporation. In July 2000, the Company executed a promissory note with Pall Corporation for the principal sum of $480,136.67, together with interest thereon at a rate of 10% per annum on the unpaid balance. Upon execution of the note, interest was paid on the unpaid balance of the principal from December 31, 1999. Interest will be paid on a quarterly basis, beginning September 30, 2000. The entire principal is due and payable on or before December 31, 2002. In addition, the Company executed a Letter of Intent with Pall Corporation whereby Pall Corporation will return 8,589,714 shares of the Company common stock and give up their seat on the board. In return, the Company agrees to terminate its Distributor Agreement with Pall dated September 1, 1993. This transaction will be voted upon by the shareholders at the annual meeting scheduled for September 20, 2000.

      In September 1998, the Company obtained a $500,000 loan from Rochem Group SA, an affiliate of Fluid Separation Systems S.A. The loan, which bears an interest rate of 10.5% per annum, with interest payable upon maturity had an original maturity date of December 31, 1999 and was subsequently extended to May 31, 2000. The Company entered into a separate letter of intent, subject to a future definitive agreement, with Rochem Group that states the following:

   A. Rochem will give an exclusive agency agreement to REI for "the products" for the marine shipping market, including naval applications. The agreement language will have safeguards to protect Rochem from nonperformance or insolvency.
   B. Rochem Group will extend its loan of $500,000 which was due on 31 December 1999 until 31 July 2001 at a reduced interest rate of 10%/annum. Past interest to be paid at the execution of the final agreement(s). Ongoing interest will be paid on a quarterly basis.
   C. Rochem will reimburse REI for the expenses it incurred in shipping materials for the installation of the Rochem systems aboard the Mercury (approx. $74.5k) and Galaxy (approx. $67.3k) within 14 days of signing this agreement. Rochem has already reimbursed $50k of these costs. Rochem and REI further agree to settle the labor expenses on pro rata share based on the amount recovered from the client for labor expenses.
   D. REI will execute an agreement with Pall Corporation that will convert the existing accounts payable into a promissory note. The principal on the note will be due no earlier than 31 December 2002.
   E. REI will return existing license to Pall in return for not less than 90% of their shares. The returned shares will go to REI Treasury.
   F. E. Neuman will continue to be employed by REI until the deliveries to the Celebrity vessels have been accepted and paid.

      There can be no assurances that the Company will be able to execute a final agreement with Rochem Group.

      Although it is unfortunate that the Company will no longer be a distributor for Pall's Disc Tube systems, the Company's efforts over the last year have primarily been directed at selling the Rochem grey water systems in the US cruise ship market. In November 1999, the Company was awarded a major contract to supply grey water treatment systems to a major cruise line. Under this contract, the Company has delivered two Rochem grey water systems at a total contract price of approximately $2,000,000. The contract also allows the customer the option to purchase three more systems at the same pricing. However, there are no assurances that the customer will exercise this option and final approval from the ships for the initial two units has yet to be obtained.

      While the Company has been successful in securing letter of intents from it's two largest creditors, Pall Corporation and Rochem AG, there can be no assurances that final agreements will be executed. Failure to execute the final agreements with both creditors and the prolonged installation of the units on the cruise ships will significantly impact the Company's ability to continue operations. The Company continues to implement cost cutting measures as it struggles to operate as a viable operation. In an effort to reduce its overhead cost, the Company has announced its intention to relocate its headquarters to 15001 Walden Road, in Montgomery, Texas. Monthly rent at the new facility will be reduced from approximately $10,500 per month at 610 North Milby to $700 per month at the new location. Philip LeFevre, the newly appointed CEO of the Company, beneficially owns the office complex in Montgomery, Texas. As of this date, no deposit or rent payments have been made to Mr. LeFevre for the new facility. In addition, Lefco Environmental Technology is currently providing the operating personnel onboard the two cruise ships. While Lefco is invoicing the Company for the services provided by the Lefco personnel, no payments have been made as of this date. There can be no assurances that Lefco Environmental Technology will be willing to continue to provide this assistance. Failure to continue to provide this assistance will significantly impact the Company's ability to continue operations.

      Notwithstanding this situation, the Company continues to evaluate and explore financing opportunities to provide working capital and restructure the Company. The Company plans to re-issue the shares obtained back from Pall Corporation in return for new financing. If this can be achieved, the Company will have obtained refinancing without shareholder dilution but it is possible that additional shareholder dilution may occur. If the Company is unable to secure financing and finalize the agreements with Pall Corporation and Rochem AG, the Company will need to liquidate assets and seek protection from its creditors. Outside the letters of intent, the Company will need additional funding to operate.

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
                        Systems, Inc.
            10.8(6)  -  Agreement Between Company and Rochem AG
            10.9(7)  -  Employment Agreement With Erick Neuman
            10.10(8) - Letter of Intent Between Company and Rochem Group 10.11(8) - Letter of Intent Between Company and Pall Corporation 16.1(3) - Letter regarding change in certifying accountant
            16.2(3)  -  Letter regarding change in certifying accountant
      --------------------

            (1)  Previously filed as an exhibit on Form 8-K dated July 20, 1993.
            (2) Previously filed as an exhibit on Form 8-K dated September 30, 1993.
            (3) Previously filed as an exhibit on Form 8-K dated November 5, 1993.
            (4) Previously filed as an exhibit on Form 8-K dated November 19, 1993.
            (5) Previously filed as an exhibit on Form 8-K dated January 13, 1994.
            (6) Previously filed as an exhibit on Form 10-KSB for the fiscal year ended September 30, 1995.
            (7) Previously filed as an exhibit on Form 8-K dated October 24, 1997.
            (8)  Filed as an exhibit herewith.

      (b)   Reports on Form 8-K

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ROCHEM ENVIRONMENTAL, INC.
                                          --------------------------------------
                                                       (Registrant)

Date: August 21, 2000                By:           /s/ PHILIP LEFEVRE
                                          --------------------------------------
                                          Philip LeFevre
                                          Secretary; Chief Executive Officer,
                                          And Principal Accounting Officer

Date: August 21, 2000                By:         /s/ WILLIAM E. BRACKEN
                                          --------------------------------------
                                          William E. Bracken,  Vice-President