Form 10KSB40
period 2000-09-30
ROCHEM ENVIRONMENTAL INC
filed 2001-01-16
CIK 759824

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
              1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000 OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                           COMMISSION FILE NO. 0-23226

                           ROCHEM ENVIRONMENTAL, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

             UTAH                                 76-0422968
    (STATE OF INCORPORATION)             (IRS EMPLOYER IDENTIFICATION NO.)

                          15001 WALDEN ROAD, SUITE 128
                             MONTGOMERY, TEXAS 77356
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (936) 582-1222

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

       ISSUER'S REVENUES FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000 WERE
                                    $81,778.

THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED UPON THE CLOSING SALE PRICE OF THE COMMON STOCK ON THE OTC ELECTRONIC BULLETIN BOARD ON JANUARY 12, 2001 WAS APPROXIMATELY $227,182. SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH KNOWN PERSON WHO MAY BE DEEMED TO BE AN AFFILIATE HAVE BEEN EXCLUDED. AS OF JANUARY 12, 2001 THE REGISTRANT HAD 13,345,037 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE, ISSUED AND OUTSTANDING.

                            FORM 10-KSB REPORT INDEX


10-KSB PART AND ITEM NO.
------------------------
      Part I
            Item 1.  Description of Business...................................3
            Item 2.  Description of Property...................................6
            Item 3.  Legal Proceedings.........................................6
            Item 4.  Submission of Matters to a Vote of Security Holders.......6

      Part II
            Item 5.  Market for Common Equity and Related
                     Stockholder Matters ......................................7
            Item 6.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.............7
            Item 7.  Financial Statements......................................9
            Item 8.  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure.......................9

      PART III
            Item 9.  Directors, Executive Officers, Promoters and Control
                     Persons...................................................9
            Item 10. Executive Compensation...................................10
            Item 11. Security Ownership of Certain Beneficial Owners
                     and Management...........................................11
            Item 12. Certain Relationships and Related Transactions...........12
            Item 13. Exhibits and Reports on Form 8-K.........................12

                                     PART I

ITEM 1.     BUSINESS

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-KSB contains forward-looking statements, particularly in the "Business" and "Management's Discussion and Analysis" sections. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, changes in the regulation of the Internet industry at either the federal and state levels, competitive pressures in the Internet industry and our response thereto, our ability to obtain capital in favorable terms and conditions, and general conditions in this economy.

GENERAL

      Rochem Environmental, Inc., a Utah corporation, is primarily engaged in the business of providing industrial wastewater treatment, services and capital equipment to companies in the refining, petrochemical and oil and gas industries. In connection therewith, we utilize patented technology in the field of reverse osmosis and nanofiltration. The patented technology involves the use of a Disc Tube(TM) form of membrane separation modules. This technology may be referred to herein as the "Disc Tube" system. We also utilize patented ultrafiltration technology, herein referred to as the "FM Module" system, from Rochem UF. We believe these processes are superior to other technologies in their ability to cost-effectively treat a wide variety of wastewaters with the recovery of relatively pure water and the concentration of products and by-product materials for reuse or disposal. We utilize these products on a non-exclusive basis.

      Business and environmental requirements are causing industrial and commercial companies to utilize increasingly sophisticated solutions to meet wastewater treatment needs. These solutions require that the wastewater be sufficiently purified so as to minimize the impact on the environment. For many wastewaters, traditional technologies that only remove a few types of pollutants cannot sufficiently purify the wastewater to meet stringent discharge standards. Industrial and commercial companies are searching for methods of handling large volumes of water related to chemical production or processing to avoid or minimize waste generation. The ability to recycle this water as well as the recovery of products and by-product materials from these streams is economically attractive as the costs increase for raw materials, including water, and wastewater treatment. The Disc Tube system, using reverse osmosis, nanofiltration and ultrafiltration membranes, can effectively produce clean water as well as recover products and by-products while reducing the amount of waste that may require disposal or further treatment.

      We were incorporated in Utah in October 1984 and until July 1993 were an inactive corporation. Effective July 20, 1993, Rochem, then named Radon International, Inc. ("Radon"), acquired all the capital stock of Separation Technology Systems, Inc. ("STS"), a Texas corporation formed in December 1992, and accordingly, STS became a wholly-owned subsidiary of Radon. The stockholders of STS agreed to exchange all of their capital stock in STS for shares of common stock of Radon. Concurrent with the transaction, Radon changed its name to Separation Technology Systems, Inc. and in September 1993 the name was again changed to Rochem Environmental, Inc.

RECENT DEVELOPMENTS

      On November 8, 2000, we agreed to terminate the distributor agreement dated September 1, 1993, with Pall Corporation. Pall Corporation agreed to return 8,589,714 shares of our common stock to us, which comprised their entire stake in Rochem. Pall also forgave $480,137 owed to it pursuant to a promissory note dated July 17, 2000. In connection with this transaction, we agreed that, for the five years following the date of the agreement, we would not directly or indirectly engage in any business related to the sale of reverse osmosis filtration equipment within the marine market without the written consent of Pall.

      On November 9, 2000, we agreed to assign to Rochem Group, SA All rights, title and interest in and to all marine activities relate to all gray water and black water projects that have been granted to us by Rochem Group, SA. In connection with this assignment, Rochem Group, SA forgave the $500,000 promissory note dated September 1, 1998 that we owed to it. Rochem Group maintained its right to exercise warrants to purchase 1,250,000 shares of our common stock at $.25 per share that were granted to Rochem Group in connection with the promissory note. Rochem Group also forgave their payment on our behalf of $250,000 in installation and operational costs for the two cruise ships. In connection with this transaction, we agreed to change our name as soon as practicable. We also agreed that for the five years following this agreement we would not directly or indirectly engage in any business competitive with Rochem Group in the United States in the Grey and Black Water Marine business without their express written permission.

      In December 2000, we agreed to issue 2,500,000 shares of our restricted common stock to certain accredited investors in exchange for the cancellation of $250,000 in debt owed to them by as follows: Global Environmental, LLC received 1,500,000 shares of restricted common stock and forgave a $150,000 debt, James Ward received 400,000 shares of restricted common stock and forgave a $40,000 debt, and Lefco Environmental Technology, Inc. received 600,000 shares of restricted common stock and forgave a $60,000 debt.

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

      While the Disc Tube and FM Module technologies are relatively new to the U.S. wastewater industry, the technology has over ten years of operating history in Europe and other parts of the world where the availability and protection of high quality water resources have been addressed. During this period, Disc Tube and FM Module systems have been in operation handling industrial wastewaters, landfill leachate and municipal waste water treatment at a number of the major waste disposal sites in Europe. The technology has also been demonstrated and used in such varied applications as desalination of water, food processing, blood component separation and removal of radioactive compounds.


PRINCIPAL PRODUCTS AND SERVICES

      We can provide a single-source solution to our industrial and commercial customers by identifying and evaluating wastewater treatment needs, conducting treatability studies, designing, manufacturing, selling, installing and servicing wastewater treatment systems for the production of purified water and the recovery of products and by-product materials on a cost-effective basis. Our principal products and services include capital equipment and treatment services.

      CAPITAL EQUIPMENT. We can sell both pre-engineered and customized treatment systems for membrane separation applications. We can manufacture or supply systems and components that utilize, but are not limited, to each of the following processes:

      REVERSE OSMOSIS. Wastewaters and process waters are desalted or concentrated recoverable compounds are excluded, or rejected, by the membranes and the purified water is recovered separately.

      NANOFILTRATION. Utilizing membranes with more open pore sizes as compared to reverse osmosis membranes selectively desalts wastewaters and process waters. In this process, problematic pollutants or valuable components can be separated from the lower molecular weight compounds that are innocuous or incidental.

      ULTRAFILTRATION. Utilizing an even more open membrane than nanofiltration, low molecular weight species can be separated from larger components or contaminants such as suspended solids, colloids and large organic molecules. Ultrafiltration is generally used for separations where particle sizes are larger than those of metal or salt ions.

      SERVICES. We can provide the service of the treatment of wastewaters at industrial and commercial customer sites.

SALES AND MARKETING

      We believe that the value of the Disc Tube and FM Module systems lies in their ability to cost-effectively and reliably treat a wide variety of wastewaters with the recovery of relatively pure water and the concentration of products and by-product materials for reuse or disposal.


COMPETITION

      The principal methods of competition in the markets in which we compete are technology, service, price, product specifications, customized design, product knowledge and reputation, timely delivery, the relative ease of operation and maintenance and the prompt availability of spare parts. While no competitor is considered dominant, most of our competitors have significantly greater resources than we do. The wastewater treatment industry is currently fragmented and highly competitive. Many companies compete to varying degrees with us in our markets. We know of no reliable statistics that provide a basis from which to estimate our relative competitive position in these markets.

      The major competing technology is chemical treatment. Most chemical treatment methods utilized in wastewater treatment are associated with large biological treatment and/or dissolved air flotation systems. These systems, while effective for large, in-plant fixed sites, are not particularly well suited for recovery and reuse of water or products/by-products. Alternative disposal options, including incineration and deep well injection, will offer some competition, however, these options are believed to operate at a significant cost or long-term liability disadvantages to the Disc Tube and FM Module technologies. Alternative technologies, including electrocoagulation, ion exchange and combinations of equipment including spiral wound reverse osmosis and evaporation also offer competition to our services. Each of these technologies, while having certain applications, are limited and are not believed to be able to reliably compete on a wide scale with the Disc Tube and FM Module systems to meet cost and toxicity reduction goals.

      We expect that some major competitors will continue to acquire other water treatment technology companies that will consolidate some of the competition. Due to the unique nature of the Disc Tube and FM Module systems, the effects cannot be assessed at this time.

CUSTOMER BASE

      Our potential customer base includes a broad range of major industrial and commercial companies. With the growing demands for purified water and a diminishing supply of usable water, many companies require increasingly sophisticated solutions to their wastewater treatment needs. The following are industries and potential customers and some of the products used therein:

      OIL FIELD AND REFINERY. The petroleum industry produces large quantities of water from oil and gas drilling and production operations. Our systems remove oil contaminants and suspended solids from produced water and resurfaced water for reuse or discharge. The technology is applicable to both land-based and offshore fields. Refineries can use the membrane separation equipment to remove oil and suspended solids from process water and refinery effluents, as well as a wide range of organic compounds, metals and dissolved solids.

      CHEMICAL AND PETROCHEMICAL. The chemical and petrochemical industries have a broad range of wastewater treatment needs. Our technology can be used to purify contaminated wastewaters as well as for the recovery/separation of reusable products and by- products. Depending on the application, all of the membrane separation systems that we offer can be effective. Our technology is used to accomplish the separation of contaminants and purification of water in harsh environments and from problematic streams.

Our systems can be used to remove organic compounds and soluble metals from contaminated groundwater and surface waters.

PATENTS, TRADEMARKS AND DISTRIBUTOR AGREEMENT

      We do not presently own any patents or operate under any license or distribution agreements.

ENVIRONMENTAL REGULATION

      Demand for our products is affected in part by federal, state and local environmental laws and regulations requiring our customers to meet environmental standards. A decline in enforcement or in expenditures to address those regulations could have an adverse effect on the demand for the equipment and services we offer.

      To date, Congress has addressed the problem of pollution of water resources through federal legislation including the Clean Water Act. The Clean Water Act authorizes construction of sewage works and use of alternative waste treatment techniques, establishment of discharge standards, and regulation of point source discharge pollutants. Dischargers of water, pursuant to the Clean Water Act, are required to obtain permits and provide state regulatory agencies with certification evidencing compliance with the legislation. As these required permits are coming up for renewal, state agencies are continuing to reduce the contaminants allowable in wastewater discharges from industrial operations. We believe that the Disc Tube and FM Module technologies will remove the contaminants targeted by the Clean Water Act and enable customers to meet the reduced discharges required by the permits.

      The Clean Air Act of 1990, as one of its many means of reducing air pollutants, further restricts hydrocarbon levels allowable in water contained in atmospheric sewers. This requirement will dramatically change the manner in which refineries and petrochemical plants must handle wastewater streams containing light hydrocarbons, including benzene. We believe the Disc Tube and FM Module technologies will provide an economical solution that will enable the plants to comply with this regulation.

      A variety of regulations and agency actions at both the state and local level are beginning to restrict the use of injection wells as a means of disposal. For all practical purposes, this leaves incineration as the only viable option for disposal outside of the plant boundaries. Existing incineration capacity is limited and, as a result, is expensive. Thus, owners and operators of the plants are vigorously pursuing in-plant treatment alternatives. We believe the Disc Tube and FM Module to be excellent and cost competitive technologies in these applications.

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

      While the effect of the above regulations can be substantial to the success of our business, the cost for us to adhere to governmental regulations is minimal.

EMPLOYEES

      As of December 2000, we had one paid employee.

ITEM 2.     DESCRIPTION OF PROPERTY

      In September 2000, we relocated to 15001 Walden Road, #128, Montgomery, Texas, 77356. This lease is renewable annually. Monthly rental costs are $1,100. Philip LeFevre, our CEO, owns the building.


ITEM 3.     LEGAL PROCEEDINGS

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock began active trading on September 23, 1993 and is quoted on the OTC Electronic Bulletin Board under the symbol "RCEM". On January 15, 2001 there were approximately 206 stockholders of record of our common stock.

      The following table sets forth the high and low bid prices for our common stock, on the OTC Electronic Bulletin Board, for the quarter presented. The market for our common stock is highly volatile and sporadic. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                                        BID PRICES
                                                -----------------------
      FISCAL YEAR 1999                           HIGH              LOW
      ----------------                          -----             -----
      First Quarter                             $0.31             $0.19
      Second Quarter                            $0.28             $0.23
      Third Quarter                             $0.58             $0.22
      Fourth Quarter                            $0.70             $0.40

      FISCAL YEAR 2000                           HIGH               LOW
      ----------------                          -----             -----
      First Quarter                             $1.00             $0.25
      Second Quarter                            $0.375            $0.21
      Third Quarter                             $0.28             $0.156
      Fourth Quarter                            $0.25             $0.125


      Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. We do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED SEPTEMBER 30, 2000 ("FISCAL 2000") COMPARED WITH TWELVE MONTHS ENDED SEPTEMBER 30, 1999 ("FISCAL 1999")

      REVENUES. Revenues were $81,778 in Fiscal 2000 as compared to $1,142,076 in Fiscal 1999, a decrease of $1,060,298 or 93%. This decrease is primarily associated with the loss of the Chevron contract and work in progress for the sale of grey water units to the cruise ship industry that were subsequently transferred back to Rochem Group UF in association with the forgiveness of $750,000. Revenues derived from service contracts totaled $26,714 in Fiscal 2000 as compared to $654,186 in Fiscal 1999, a decrease of $627,472 or 96%. The decrease in service revenue is a result of lower than anticipated revenues from customers for which we performed service work for several years. Revenues from product sales were $50,064 in Fiscal 2000 as compared to product sales of $833,390 in Fiscal 1999 a decrease of $738,326 or 89%. The decrease in product sales revenues is a result of lack of sales efforts due to the servicing of a single contract. Revenues from product demonstrations were $5,000 in Fiscal 2000 as compared to product demonstrations of $99,206 in Fiscal 1999, a decrease of $94,206 or 95%. This decrease is primarily attributed to our ongoing financial problems.

      During Fiscal 2000, 83% of our revenues were derived from four customers. During Fiscal 1999, 90% of our revenues were derived from three customers. We currently purchase key components of licensed technology through Pall Corporation. Although the components can be fabricated using available manufacturing techniques, a loss of this supplier could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results. Any sales of reverse osmosis filtration equipment that we have in the marine market are with the written permission of Pall Corporation. If that permission is denied it could adversely affect operating results. Any marine activities that we conduct related to grey and black water projects are with the express written permission of Rochem Group. If that permission is denied it could adversely affect operating results.

      GROSS PROFIT. Cost of sales decreased in Fiscal 2000 to $105,330 as compared to $1,142,076 in Fiscal 1999, a decrease of $1,036,746 or 91%. This decrease was attributed to a reduction in sales efforts. We had a gross loss of $23,552 in Fiscal 2000 as compared to gross profits of $445,206 in Fiscal 1999. This gross loss is primarily related to a decrease in service revenue as a percentage of total sales.

      EXPENSES. Selling, general and administrative expenses totaled $1,023,823 for Fiscal 2000, compared with a total of $874,607 in Fiscal 1999, an increase of 149,216 or 15%. This resulted primarily from an increase in personnel related cost and project based consulting. In the fourth quarter of Fiscal 1999, we recognized an asset impairment of $3,488,058 related to the write down of the remaining value of the Distributor Agreement from Pall Rochem. Non-cash related expenses comprised of depreciation and amortization of $203,672 for Fiscal 2000 decreased compared to $345,374 in Fiscal 1999, a decrease of $141,702 or 41%. Interest expense increased to $88,075 in Fiscal 2000 compared to $81,948 in Fiscal 1999, an increase of $6,127 or 7%. The increase in interest expense in Fiscal 2000 is primarily due to a higher debt load.

      NET LOSS. The net loss decreased to $1,339,122 for Fiscal 2000, compared to a net loss of $4,344,781 in Fiscal 1999. Our focus for Fiscal 2001 is to increase revenues while continuing to restrain operating costs in order to continue to generate operating cash flows for ongoing activities and investments.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2000, we had a working capital deficiency of $1,899,124 as compared to a working capital deficiency of $894,259 at September 30, 1999.

      Net cash used in operating activities in Fiscal 2000 was $240,396. In Fiscal 1999 net cash provided by operating activities was $107,700. The increase in net cash used in operating activities of $348,096 was primarily the result of the current year loss.

      During Fiscal 2000, financing activities provided $25,642 primarily from loans. During Fiscal 1999, financing activities provided net cash of $22,192. These financing activities were primarily used to pay off debt and fund losses from operations.

      On November 8, 2000, we agreed to terminate the distributor agreement dated September 1, 1993, with Pall Corporation. Pall Corporation agreed to return 8,589,714 shares of our common stock to us, which comprised their entire stake in Rochem. Pall also forgave $480,137 owed to it pursuant to a promissory note dated July 17, 2000. In connection with this transaction, we agreed that, for the five years following the date of the agreement, we would not directly or indirectly engage in any business related to the sale of reverse osmosis filtration equipment within the marine market without the written consent of Pall.

      On November 9, 2000, we agreed to assign to Rochem Group, SA All rights, title and interest in and to all marine activities relate to all gray water and black water projects that have been granted to us by Rochem Group, SA. In connection with this assignment, Rochem Group, SA forgave the $500,000 promissory note dated September 1, 1998 that we owed to it. Rochem Group maintained its right to exercise warrants to purchase 1,250,000 shares of our common stock at $.25 per share that were granted to Rochem Group in connection with the promissory note. Rochem Group also forgave their payment on our behalf of $250,000 in installation and operational costs for the two cruise ships. In connection with this transaction, we agreed to change our name as soon as practicable. We also agreed that for the five years following this agreement we would not directly or indirectly engage in any business competitive with Rochem Group in the marine grey and black water market without their express written permission.

      In December 2000, we agreed to issue 2,500,000 shares of our restricted common stock to certain accredited investors in exchange for the cancellation of $250,000 in debt owed to them by as follows: Global Environmental, LLC received 1,500,000 shares of restricted common stock and forgave a $150,000 debt, James Ward received 400,000 shares of restricted common stock and forgave a $40,000 debt, and Lefco Environmental Technology, Inc. received 600,000 shares of restricted common stock and forgave a $60,000 debt.

      As noted above, we had a working capital deficiency of $1,899,124 for the year ending September 30, 2000. As a result of liquidity issues, the Report of Independent Accountants includes an explanatory paragraph concerning our ability to continue as a going concern.

      In 2000, our inability to generate sufficient income to service debt and pay for ongoing operations forced a restructuring most of which took place after the close of the September fiscal accounting period. Many of these changes are reflected in the auditor's footnote #15 to the financial statements with a pro forma balance sheet giving effect to the subsequent events. As a result of this restructuring, we no longer own an exclusive license for the Disc Tube Technology from Pall Corporation and have agreed not to compete with Pall Corporation or the Rochem Group in the marine gray and black water industry for 5 years. If we are able to stabilize our financial position, we intend to approach Pall Corporation or the Rochem Group for new licenses. However, there can be no assurance that we will stabilize our financial position or that Pall Corporation or Rochem Group will grant us new licenses. In the interim we have conducted tests at a Houston wastewater treatment facility to remove metals and other contaminants from a wastewater stream. We are optimistic that if a long-term contract can be agreed and financing obtained that we will be able to operate profitably in the near future.

      Our current working capital is less than $10,000, which cannot fund operations for very long. We are currently in negotiations for a contract that we believe may generate sufficient cash flows to continue to fund operations and meet working capital needs during Fiscal 2001, also management is negotiating a $200,000 line of credit which if obtained will fund operations for most of Fiscal 2001. Because the timing of these projects cannot be controlled, we are evaluating and exploring other financing alternatives. Additional funding will be required, and we are considering alternatives to do so through a combination of efforts or methods, including, financing rental service equipment or contracts, joint ventures, equity investors, venture capital groups, institutions, issuance of convertible or subordinated debt, or a form of business combination. There can be no assurances that any of these alternatives will be available to us on favorable terms if at all. Lack of funding could restrict our ability to operate, and if severe enough may shorten the period in which the current working capital may be expected to satisfy our requirements, force curtailed operations, or cause us to sell assets. The financial statements included herein have been prepared assuming we will be able to continue as a going concern. We had a working capital deficit of $1,899,124, and experienced significant losses in fiscal 2000, which raise doubts about our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or capital and ultimately attain profitable operations.


ITEM 7.     FINANCIAL STATEMENTS

      Financial statements included on pages F-1 to F-17.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      Our directors and executive officers:

      NAME                          POSITION

      Philip LeFevre                Chairman of the Board of Directors, Chief
                                    Executive Officer, Secretary and President

      William Bracken               Director and Vice-President

      Jim Ward                      Director

      Our bylaws provide that the number of directors will be determined by the Board of Directors, but shall consist of not less than three or more than nine directors. The directors are elected annually by our stockholders at their annual meeting. Any director elected to fill a vacancy or newly created directorship resulting from an increase in the authorized number of directors shall hold office until his successor is elected and duly qualified. Any vacancy on the Board, howsoever resulting, may be filled by a majority of the directors then in office, even if less than a quorum, or by a sole remaining director. Any director elected to fill a vacancy shall hold office until his successor is elected and duly qualified. The current Board of Directors and their biographies are listed below.

      William E. Bracken, (age 63). Mr. Bracken has served as director and vice president of the company since December 1992. Mr. Bracken served as operations manager of EnClean's Environmental Group from January 1989 to December 1992. Mr. Bracken served as a sales engineer with HydroKem from September 1985 to January 1989. Prior thereto, Mr. Bracken held a variety of positions in the petrochemical industry from June 1956 to September 1985.

      Philip LeFevre, (age 51). Mr. LeFevre has served as chairman, chief executive officer, and president of the company since October 13, 2000, and has served as director of the company since March 1995. Mr. LeFevre is currently serving as president of Lefco Environmental Technology, and has held this position since January 1991. Prior thereto, Mr. LeFevre served as president of Lefco Corporation from 1979 to December 1990 and directed various businesses such as concrete pumping services, construction services and real estate development.

      Jim Ward, (age 49). Mr. Ward has served as a director of the company since October 2000. Mr. Ward owns Excalibur Construction among a number of other companies. He has been a member of the Houston Contractors Association since 1995, serving as Secretary & Treasurer in 1997. Vice President in 1998, and President in 1999. In 2000, he served as President of The Houston Contractors Political Action Committee. Mr. Ward is also a member of the Greater Houston Builders Association, The American General Contractors Association, and The American Society of Military Engineers.


EXECUTIVE OFFICERS

      The following table lists our present officers as of the date hereof and the capacities in which they serve.

      NAME OF INDIVIDUAL                        CAPACITY
      ------------------                        --------
      *Philip LeFevre                            CEO, President, Secretary,
                                                 Treasurer and Chairman of
                                                 the Board

       William E. Bracken                        Vice President

      Biographical information with respect to Mr. LeFevre and Mr. Bracken was previously described above. There is no family relationship between any present executive officers and directors.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires the company's directors and executive officers, and persons who own beneficially more than 10 percent of the company's common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the company pursuant to Section 16(a)-3 promulgated under the Exchange Act. Based solely on the reports received by the company and on written representations from certain reporting persons, the company believes that the directors, executive officers, and greater than ten percent beneficial owners complied with all applicable filing requirements during the fiscal year ended September 30, 2000. Filing requirements were made timely.


* Mr. LeFevre has not received any compensation from the company to date.


ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth the compensation with respect to the chief executive officer. No other executive officer received total annual salary and bonus for the fiscal year ended September 30, 2000 in excess of $100,000.

                           Summary Compensation Table
                                                             LONG-TERM
                                ANNUAL COMPENSATION         COMPENSATION
                              ----------------------        ------------
                                                             SECURITIES
NAME AND PRINCIPAL            FISCAL                         UNDERLYING
POSITION                       YEAR         SALARY            WARRANTS
--------                      ------      ----------        ------------
Erick J. Neuman                2000       $115,000(1)
Chief Executive Officer        1999       $115,000(1)           -
                               1998       $115,000(1)       312,500(2)

-------------------------
(1) Mr. Neuman received certain perquisites and other benefits in the above referenced fiscal year; however, the company has concluded that the aggregate amount of such personal benefits and other compensation is less than 10% of the total of Mr. Neuman's annual salary. No bonus was paid to Mr. Neuman during the 1999 fiscal year.

(2) Consists of a warrant to purchase a total of 250,000 shares at $0.001 per share which Mr. Neuman subsequently exercised, a warrant to purchase 250,000 shares at $0.10 per share, and a warrant to purchase 250,000 shares at $0.25 per share. These warrants are effective January 1, 1996, and expired on December 31, 2000.

      We did not grant any options and warrants to any executive officers in Fiscal 2000.

      The following table provides information regarding option and warrant exercises in fiscal 2000 by the named executive officer and the value of such officer's unexercised warrant at September 30, 2000:

       AGGREGATED WARRANT/OPTIONS EXERCISES IN FISCAL YEAR 2000 AND FY-END
                             WARRANT/OPTIONS VALUES

                                      NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                     UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS/
           SHARES                     OPTIONS/WARRANTS AT             WARRANTS AT
         ACQUIRED ON    VALUE     ---------------------------   ---------------------------
NAME     EXERCISE(1)   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----     -----------   --------   -----------   -------------   -----------   -------------
  --         --           --          --             --             --              --

----------------------

      Mr. Neuman declined to exercise options to purchase 250,000 shares at $0.1 per share and 250,000 shares at $0.25 per share. These options have now expired.

EMPLOYMENT AGREEMENTS

      In November 1999, we entered into a thirteen-month employment agreement with Mr. Bracken, which automatically extends for additional one-year terms unless terminated six months prior to the end of such term. Mr. Bracken's current salary is $90,000. The current term of Mr. Bracken's employment agreement expires on December 31, 2000. This agreement was automatically extended for an additional year because it was not terminated on June 30, 2000. We are currently in the process of negotiating a new contract with Mr. Bracken.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table below sets forth, as of January 12, 2001, the number and percentage of outstanding shares of our common stock owned by (i) each person know to us to beneficially own more than 5% of our outstanding common stock,
(ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.

                                                COMMON STOCK
                                          BENEFICIALLY OUTSTANDING
NAME AND ADDRESS OF                      -----------------------------
BENEFICIAL OWNER (1)                      NUMBER            PERCENTAGE
-------------------                      ----------         ----------

Philip LeFevre(2) ..................     3,165,558            23.7%
15001 Walden Rd, #203
Montgomery, TX 77356

William E. Bracken .................       950,000             7.1%
15001 Walden Rd, #203
Montgomery, TX 77356

James Ward .........................     2,293,167            17.2%
PO Box 783
Spring, TX 77383

Jim Myerson (3) ....................     2,300,000            17.2%
PO Box 1330
Sun Valley, ID 83353

All officers and directors .........     6,408,725              48%
as a group (3 Persons)

-------------------------
(1) Unless otherwise noted, each person has sole voting and investment power over the shares listed opposite his name, subject to community property laws where applicable.

(2) Includes 614,000 shares of our common stock owned by Lefco Corporation, an affiliate of Lefco Environmental Technology, Inc. and 561,550 solely owned by Mr. LeFevre. Mr. LeFevre is an affiliate of Lefco Environmental Technology, Inc. and Lefco Corporation, and maintains voting control over the shares issued to these corporations.

(3) Includes 1,500,000 owned by Global Environmental, LLC for which Mr. Myerson shares voting control with Jack McCall and David Sheridan.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In September 2000, we relocated to 15001 Walden Road, #128, Montgomery, Texas, 77356. This lease is renewable annually. Monthly rental costs are $1,100. Philip LeFevre, our CEO, owns the building.

      On November 8, 2000, we agreed to terminate the distributor agreement dated September 1, 1993, with Pall Corporation. Pall Corporation agreed to return 8,589,714 shares of our common stock to us, which comprised their entire stake in Rochem. Pall also forgave $480,137 owed to it pursuant to a promissory note dated July 17, 2000. In connection with this transaction, we agreed that, for the five years following the date of the agreement, we would not directly or indirectly engage in any business related to the sale of reverse osmosis filtration equipment within the marine market without the written consent of Pall.

      On November 9, 2000, we agreed to assign to Rochem Group, SA All rights, title and interest in and to all marine activities relate to all gray water and black water projects that have been granted to us by Rochem Group, SA. In connection with this assignment, Rochem Group, SA forgave the $500,000 promissory note dated September 1, 1998 that we owed to it. Rochem Group maintained its right to exercise warrants to purchase 1,250,000 shares of our common stock at $.25 per share that were granted to Rochem Group in connection with the promissory note. Rochem Group also forgave their payment on our behalf of $250,000 in installation and operational costs for the two cruise ships. In connection with this transaction, we agreed to change our name as soon as practicable. We also agreed that for the five years following this agreement we would not directly or indirectly engage in any business competitive with Rochem Group in the United States in the Marine Grey and Black Water business without their express written permission.

      In December 2000, we agreed to issue 2,500,000 shares of our restricted common stock to certain accredited investors in exchange for the cancellation of $250,000 in debt owed to them by as follows: Global Environmental, LLC received 1,500,000 shares of restricted common stock and forgave a $150,000 debt, James Ward received 400,000 shares of restricted common stock and forgave a $40,000 debt, and Lefco Environmental Technology, Inc. received 600,000 shares of restricted common stock and forgave a $60,000 debt.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX


      (a)   The following exhibits are incorporated by reference thereto:

      EXHIBIT
      NUMBER            IDENTIFICATION OF EXHIBIT

      2.1(1)            -     Reorganization Agreement
      3.1(2)            -     Amended and Restated Articles of Incorporation
      3.2(5)            -     Bylaws
      4.1(5)            -     Common Stock Specimen
      4.2(4)            -     Certificate of Designation of Preferences, Rights
                              and Limitations of Series A Preferred Stock
      4.3(4)            -     Certificate of Designation of Preferences, Rights
                              and Limitations of Series B Preferred Stock
      10.1(2)           -     Distributor Agreement
      10.2(4)           -     Asset Purchase Agreement
      10.3(2)           -     Term Sheet
      10.4(6)           -     Facilities Lease Agreement
      10.5(6)           -     Termination Agreement Between Company and GH
                              Venture Group
      10.6(6)           -     Agreement Between Company and Lefco Environmental
                              Technology, Inc.
      10.7(6)           -     Agreement Between Company and Rochem Separation
                               Systems, Inc.
      10.8(6)           -     Agreement Between Company and Rochem AG
      10.9(7)           -     Settlement agreement between the Company and
                               Rochem Group, SA
      10.10(7)          -     Settlement Agreement between the Company and Pall
                               Corporation
      16.1(3)           -     Letter regarding change in certifying accountant
      16.2(3)           -     Letter regarding change in certifying accountant

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


                                          ROCHEM ENVIRONMENTAL, INC.

                                          By: /s/ PHILIP LEFEVRE
Dated:  January 16, 2001                          Philip LeFevre
                                                  President, Chief Executive
                                                  Officer, Chief Financial
                                                  Officer; Principal Accounting
                                                  Officer; and Secretary


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ WILLIAM E. BRACKEN
    William E. Bracken           Director          January 16, 2001

/s/ JIM WARD
    Jim Ward                     Director          January 16, 2001

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY

                                MONTGOMERY, TEXAS


                      ANNUAL CONSOLIDATED FINANCIAL REPORT


                               SEPTEMBER 30, 2000

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                   PAGE NUMBER


Independent Auditors' Report                                           F-1

Consolidated Balance Sheets                                            F-2

Consolidated Statements of Operations                                  F-4

Consolidated Statements of Stockholders' Equity (Deficit)              F-5

Consolidated Statements of Cash Flows                                  F-6

Notes to Consolidated Financial Statements                             F-8

                         INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Rochem Environmental, Inc.


We have audited the accompanying Consolidated Balance Sheets of Rochem Environmental, Inc. and Subsidiary as of September 30, 2000 and 1999, and the related Consolidated Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rochem Environmental, Inc. as of September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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



WEINSTEIN SPIRA & COMPANY, P.C.
Houston, Texas
December 19, 2000

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS



                                                              SEPTEMBER 30,
                                                         -----------------------
                                                            2000        1999
                                                         ----------   ----------

                      ASSETS

CURRENT ASSETS
  Cash and cash equivalents ..........................   $   66,178   $  199,418
  Accounts receivable:
   Trade (less allowance for doubtful accounts of
     $190,220 in 2000) ...............................      205,000       69,986
   Other .............................................       26,998        2,815
  Inventory of parts .................................       18,579       25,006
  Work in process ....................................    1,297,821
  Prepaid expenses ...................................                    10,749
                                                         ----------   ----------

     Total Current Assets ............................    1,614,576      307,974

INVENTORY ............................................       47,465       47,465

PROPERTY AND EQUIPMENT, net ..........................      432,909      767,166

OTHER ASSETS .........................................       13,989       13,989
                                                         ----------   ----------
                                                         $2,108,939   $1,136,594
                                                         ==========   ==========

                                                           SEPTEMBER 30,
                                                   ----------------------------
                                                       2000           1999
                                                   ------------    ------------

                    LIABILITIES

CURRENT LIABILITIES
  Notes payable to banks .......................   $      4,412    $     18,770
  Notes payable to related parties .............        540,000         493,204
  Accounts payable .............................        198,900         119,834
  Accrued expenses .............................        106,665          69,732
  Unearned revenue .............................      2,000,000
  Payable to related parties ...................        663,723         500,693
                                                   ------------    ------------
     Total Current Liabilities .................      3,513,700       1,202,233
                                                   ------------    ------------
          STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK, $.001 par value, 50,000,000 shares
  authorized, 19,184,751 shares issued and
  outstanding at September 30, 2000 and 1999 ...         19,185          19,185

ADDITIONAL PAID-IN CAPITAL .....................     10,331,330      10,331,330

ACCUMULATED DEFICIT ............................    (11,755,276)    (10,416,154)
                                                   ------------    ------------
                                                     (1,404,761)        (65,639)
                                                   ------------    ------------
                                                   $  2,108,939    $  1,136,594
                                                   ============    ============

         See accompanying notes to consolidated financial statements.

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      FOR THE YEAR ENDED
                                                         SEPTEMBER 30,
                                                 ------------------------------
                                                     2000              1999
                                                 ------------      ------------
REVENUES
  Service ..................................     $     26,714      $    654,186
  Product sales ............................           50,064           833,890
  Product demonstrations ...................            5,000            99,206
                                                 ------------      ------------
                                                       81,778         1,587,282
Cost of Sales ..............................          105,330         1,142,076
                                                 ------------      ------------
GROSS PROFIT (LOSS) ........................          (23,552)          445,206
                                                 ------------      ------------
EXPENSES
  Selling, general and administrative ......        1,023,823           874,607
  Depreciation and amortization ............          203,672           345,374
  Interest .................................           88,075            81,948
  Asset impairment .........................                          3,488,058
                                                 ------------      ------------
                                                    1,315,570         4,789,987
                                                 ------------      ------------
NET LOSS ...................................     $ (1,339,122)     $ (4,344,781)
                                                 ============      ============
Net Loss Per Share - Basic and Diluted .....     $      (0.07)     $      (0.23)
                                                 ============      ============
Weighted Average Shares Outstanding ........       19,184,751        19,168,085
                                                 ============      ============


         See accompanying notes to consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                               COMMON STOCK          ADDITIONAL
                       ---------------------------    PAID-IN         ACCUMULATED
                          SHARES         AMOUNT       CAPITAL           DEFICIT         TOTAL
                       ------------   ------------   ------------    ------------    ------------
BALANCE,
  SEPTEMBER 30, 1998     19,084,751   $     19,085   $ 10,330,430    $ (6,071,373)   $  4,278,142

Exercise of warrants        100,000            100            900                           1,000

Net loss ...........                                                   (4,344,781)     (4,344,781)
                       ------------   ------------   ------------    ------------    ------------

BALANCE,
  SEPTEMBER 30, 1999     19,184,751         19,185     10,331,330     (10,416,154)        (65,639)

Net loss ...........                                                   (1,339,122)     (1,339,122)
                       ------------   ------------   ------------    ------------    ------------
BALANCE,
  SEPTEMBER 30, 2000     19,184,751   $     19,185   $ 10,331,330    $(11,755,276)   $ (1,404,761)
                       ============   ============   ============    ============    ============

         See accompanying notes to consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE YEAR ENDED
                                                                               SEPTEMBER 30,
                                                                        --------------------------
                                                                           2000           1999
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ..........................................................   $(1,339,122)   $(4,344,781)
  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Depreciation and amortization ..................................       203,672        516,342
     Amortization of note discount ..................................         6,796         27,204
     Loss on sale of asset ..........................................        46,727
     Asset impairment ...............................................                    3,488,058
  (Increase) Decrease in:
   Accounts receivable ..............................................      (159,197)        63,213
   Inventory ........................................................    (1,289,050)        87,541
   Prepaid expenses .................................................        10,749         26,941
   Other assets .....................................................                        6,250
  Increase (Decrease) in:
   Accounts payable .................................................        79,066        (73,517)
   Accrued expenses .................................................        36,933         24,656
   Unearned revenue .................................................     2,000,000
   Customer deposits ................................................                      (88,385)
   Accounts payable - related parties ...............................       163,030        374,178
                                                                        -----------    -----------
     Net Cash Provided by (Used in) Operating Activities ............      (240,396)       107,700
                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ..............................................        (2,982)      (156,681)
  Proceeds from sale ................................................        84,496
                                                                        -----------    -----------
     Net Cash Provided by (Used in) Investing Activities ............        81,514       (156,681)
                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in Restricted cash .......................................                        3,614
  Proceeds from exercise of warrants ................................                        1,000
  Proceeds from debt ................................................        40,000         22,468
  Payments on debt ..................................................       (14,358)        (4,890)
                                                                        -----------    -----------
     Net Cash Flows Provided by Financing Activities ................        25,642         22,192
                                                                        -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS ...........................      (133,240)       (26,789)

Cash and Cash Equivalents - Beginning of Year .......................       199,418        226,207
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS - END OF YEAR .............................   $    66,178    $   199,418
                                                                        ===========    ===========

         See accompanying notes to consolidated financial statements.

                                                                       FOR THE YEAR ENDED
                                                                          SEPTEMBER 30
                                                                    -----------------------
                                                                       2000         1999
                                                                    ----------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the year for:
   Interest .....................................................   $   28,774   $    2,651
                                                                    ==========   ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES

  Net fixed assets reclassed as inventory (inventory reclassed as
   fixed assets) ................................................   $    2,344   $  (17,241)
                                                                    ==========   ==========

The Company paid no income taxes for the years ended September 30, 2000 and 1999, respectively.

         See accompanying notes to consolidated financial statements.

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999

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

  At September 30, 2000, Pall Corporation owned approximately 45% of the outstanding stock of the Company. (See Note 15.)

  PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiary, STS. Significant intercompany accounts and transactions have been eliminated upon consolidation.

  REVENUE RECOGNITION

  The Company offers its waste water treatment equipment for use in service projects, for sale or lease. The associated revenues are recognized either upon performance of the services, the shipment of the related product, or over the terms of the related lease contract.

  CASH AND CASH EQUIVALENTS

  The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

  All of the Company's cash and cash equivalents were deposited in one bank at September 30, 2000 and 1999. At times, such deposits may be in excess of the federally insured limits. Management has reviewed the credit worthiness of this financial institution and believes that any credit risk is minimal.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2000 AND 1999

  INVENTORY

  Inventory is comprised of parts and related components held for use in the assembly of equipment or the operation of the Company. These component parts and supplies are stated at the lower of cost or market and are accounted for on the specific identification method.

  WORK IN PROCESS

  Work in process consists of contract costs related to waste water projects for cruise ships.

  PROPERTY AND EQUIPMENT

  Property and equipment are carried at cost and are depreciated using estimated service lives, which range from two to ten years. Depreciation is computed using the straight-line method. Repairs and maintenance costs are charged against income and betterments are capitalized as additions to the related assets.

  DISTRIBUTOR AGREEMENT

  Through June 30, 1999, the distributor agreement was carried at cost and amortized on a straight-line basis over fifteen years. As of July 1, 1999, the Company recognized an impairment loss on the distributor agreement of $3,488,058, reducing the cost to $0.
  (See Note 15.)

  DEFERRED REVENUE

  Deferred revenue is amounts collected prior to acceptance of waste water projects for cruise ships.

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

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2000 AND 1999


  FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts of cash and cash equivalents and notes payable approximates fair value because of the short-term maturity of these instruments.

  VALUATION OF LONG-LIVED ASSETS

  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and reviews for impairment of long-lived assets and intangible assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management estimates the future cash flows resulting from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset as determined by quoted market prices when available, or the present value of the expected future cash flows.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred operating losses and has a working capital deficiency as of September 30, 2000.

In the event additional funding is required, the Company will consider alternatives to do so through a combination of efforts or methods, joint ventures, equity investors, venture capital groups, institutions, issuance of convertible or subordinated debt, or a form of business combinations. Should the need arise for the use of any of these methods to raise capital, there can be no assurances that any of these alternatives will be available to the Company.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2000 AND 1999


NOTE 3 - INVENTORY

Inventory at September 30, 2000 and 1999, consisted of the following:


                                                         2000              1999
                                                       -------           -------
Parts inventory ............................           $18,579           $25,006
Component inventory ........................            47,465            47,465
                                                       -------           -------
                                                       $66,044           $72,471
                                                       =======           =======

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2000 and 1999, consisted of the following:


                                                     2000               1999
                                                 -----------        -----------
Testing equipment ........................       $   646,414        $   646,414
Rental service equipment .................         1,025,420          1,262,219
Leasehold improvements ...................                               47,988
Transportation equipment .................             7,575             22,234
Other ....................................            20,603             44,082
                                                 -----------        -----------
                                                   1,700,012          2,022,937
Less: Accumulated depreciation ...........        (1,267,103)        (1,255,771)
                                                 -----------        -----------
                                                 $   432,909        $   767,166
                                                 ===========        ===========

Depreciation expense was $203,672 and $233,490 for the years ended September 30, 2000 and 1999, respectively.

NOTE 5 - DISTRIBUTOR AGREEMENT

The Company had a distributor agreement with a subsidiary of Pall Corporation for exclusive rights to distribute Pall Corporation's waste water treatment systems and related equipment and services for all petroleum based waste water applications in all 48 contiguous United States in the Company's distribution territory.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2000 AND 1999


During 1999, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company re-evaluated the recoverability of the distributor agreement with Pall Corporation. In 1999, the Company lost its contract with a significant customer. While the Company had several proposals outstanding, there were no supportable future cash flows relating to the technology covered by the distributor agreement. Therefore, in the fourth quarter of 1999, the Company determined that the fair value of the distributor agreement was zero, and adjusted the carrying value of the distributor agreement, resulting in a noncash impairment loss of approximately $3,488,000 ($.18 per share).

As described in Note 15, subsequent to September 30, 2000, the Company returned the distributor agreement to Pall.

NOTE 6 - NOTES PAYABLE

Notes payable as of September 30, 2000 and 1999, are as follows:

                                                             2000          1999
                                                          ----------    ----------
Notes payable to banks:

 Note payable, secured by automobile, due in monthly
   installments of $207, including interest at 11%, due
   on demand or upon maturity in November, 2001 .......   $    2,704    $    4,767

 Note payable, secured by automobile, due in monthly
   installments of $320, including interest at 7.5%,
   due on demand or upon maturity in November, 2002 ...         --          10,767

 Other ................................................        1,708         3,236
                                                          ----------    ----------
                                                          $    4,412    $   18,770
                                                          ==========    ==========
Notes payable to related parties:

 10.5%, $500,000 face value, interest imputed at
   14.7%, unsecured, principal and interest due
   December 31, 2002 (See Note 15) ....................   $  500,000    $  493,204

 10.0%, $40,000 face value, secured by equipment,
   principal and interest due December 31, 2000 .......       40,000          --

 Less: Current portion ................................     (540,000)     (493,204)
                                                          ----------    ----------
                                                          $        0    $        0
                                                          ==========    ==========

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 2000 AND 1999


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

Total proceeds to the Company from the factoring of receivables during the year ended 1999 were approximately $691,000.

NOTE 8 - CAPITAL STOCK TRANSACTIONS

In July, 1995, the Company sold a total of 1,200,000 shares of common stock at a price of $0.175 per share in a private placement transaction pursuant to Regulation S. Associated with this transaction, the Company issued warrants to the placement agents to purchase up to a total of 120,000 shares at an exercise price of $0.35 per share. These warrants expired July 7, 2000, and no warrants were exercised.

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

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 2000 AND 1999

In September, 1998, the Company issued a stock purchase warrant with a value of $34,000 in connection with issuance of debt. The warrant entitles Rochem Group, SA to purchase an aggregate of 1,250,000 shares of common stock at an exercise price of $.25. These warrants are exercisable through September 1, 2003. No warrants had been exercised as of September 30, 2000.

Had the company elected to apply Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, using the fair value based method, there would have been no effect on the Statements of Operations for the years ended September 30, 2000 and 1999.

The following table summarizes stock option and warrant activity:

                                           2000                      1999
                                 ------------------------   ------------------------
                                                WEIGHTED                    WEIGHTED
                                                 AVERAGE                    AVERAGE
                                    STOCK       EXERCISE       STOCK        EXERCISE
                                   OPTIONS       PRICE        OPTIONS        PRICE
                                 ----------    ----------   ----------    ----------
Beginning of period ..........    2,120,000    $      .21    2,370,000    $      .24

  Expired ....................     (120,000)   $      .35     (150,000)   $      .84

  Exercised ..................         --            --       (100,000)   $      .01
                                 ----------                 ----------
End of period ................    2,000,000    $      .20    2,120,000    $      .21
                                 ==========                 ==========
Exercisable at
  September 30 ...............    1,750,000    $      .19    1,870,000    $      .20
                                 ==========                 ==========

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 2000 AND 1999


NOTE 9 - INCOME TAXES

The following is a reconciliation of federal income taxes computed at the statutory rate with income taxes recorded in the Consolidated Statements of Operations for the years ended September 30, 2000 and 1999:


                                                   2000           1999
                                               -----------    -----------
Federal income tax benefit at statutory rate   $  (455,301)   $(1,477,226)
Nondeductible items ........................           505            902
Change in valuation allowance ..............       455,000      1,476,000
Other ......................................          (204)           324
                                               -----------    -----------
                                               $         0    $         0
                                               ===========    ===========

Significant components of the Company's deferred tax liabilities and assets as of September 30, 2000 and 1999, are as follows:


                                                   2000                 1999
                                               -----------          -----------
Deferred tax assets:
 Net operating loss ..................         $ 2,863,000          $ 2,408,000
 Distributor agreement ...............           1,154,000            1,154,000
 Valuation allowance .................          (4,017,000)          (3,562,000)
                                               -----------          -----------
 Net deferred taxes ..................         $         0          $         0
                                               ===========          ===========

At September 30, 2000 and 1999, the Company had net operating loss carryforwards available to offset future taxable income of approximately $8,420,000 and $7,080,000, respectively. These amounts expire during the years 2008 through 2012. Under federal tax law, the amount and availability of loss carryforwards (and certain other tax attributes) are subject to a variety of interpretations and restrictive tests applicable to the Company and its subsidiaries. The utilization of such carryforwards could be limited or effectively lost upon certain changes in ownership. Accordingly, while the Company believes certain loss carryforwards are available to it, no assurance can be given concerning such loss carryforwards or whether such loss carryforwards will be available in the future.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2000 AND 1999


NOTE 10 - OPERATING LEASES

The Company leases office space and a vehicle under operating leases which expire in 2003. Future minimum lease payments as of September 30, 2000 are as follows:


           FOR THE YEAR ENDED
             SEPTEMBER 30,
           ------------------
                 2001                                         $      20,789
                 2002                                                 7,589
                 2003                                                 3,794
                                                              -------------
                                                              $      32,172

Rental expense for the Company for the years ended September 30, 2000 and 1999, was approximately $93,600 and $92,500, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

As of September 30, 2000 and 1999, the Company had notes payable to related parties of $500,000 and $493,204, respectively. Interest expense related to these notes for the years ended September 30, 2000 and 1999 was approximately $85,000 and $80,000, respectively.

As of September 30, 2000 and 1999, the Company had payables to Pall Corporation of $480,137 and $445,626, respectively, and to a shareholder of $69,177 and $43,148, respectively. As of September 30, 2000 and 1999, the Company had payables to RSS and Fluid Separation Systems, affiliates of Rochem AG, of $14,596 and $11,919, respectively. As of September 30, 2000, the Company had payables to Rochem Group, SA, an affiliate of Rochem AG, of $100,000.

During the years ended September 30, 2000 and 1999, the Company purchased inventory from Pall Corporation totaling $24,943 and $532,012, respectively. During the years ended September 30, 2000 and 1999, the Company purchased inventory from Fluid Separation Systems, an affiliate of Rochem AG, of $749,641 and $11,919, respectively.

During the years ended September 30, 2000 and 1999, the Company had sales to Lefco, a shareholder, totaling $13,981 and $8,215, respectively. During the year ended September 30, 2000, the Company purchased $51,145 of inventory from Lefco.

See Note 15 for subsequent events concerning related parties.

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 2000 AND 1999

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement with an employee. As of September 30, 2000, the aggregate commitment for future salaries is approximately $90,000 through December 31, 2000.

NOTE 13 - SIGNIFICANT CUSTOMERS AND SUPPLIERS

The Company's services and equipment sales are currently concentrated with a few customers in the petroleum, chemical and environmental industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

During the year ended September 30, 2000, the Company had revenues from four customers comprising approximately 83% of the Company's revenue. During the year ended September 30, 1999, the Company had revenues from three customers comprising approximately 90% of the Company's revenue.

NOTE 14 - SIMPLIFIED EMPLOYEE PENSION PLAN

The Company has an employee defined contribution pension plan for all eligible employees. Employees are permitted to defer up to 15% of their compensation. The Company may make discretionary contributions of a percentage of participants' compensation. The Company made no contributions to the plan during 2000 or 1999.

NOTE 15 - SUBSEQUENT EVENTS

On November 8, 2000, the Company agreed to terminate the distributor agreement dated September 1, 1993, between Separation Technology Systems, Inc. and Rochem Separations Systems, of which the Company and Pall Corporation were successors in interest, respectively. The Pall Corporation agreed to return its 8,589,714 shares of the Company's common stock to the Company. Also, Pall Corporation forgave the $480,137 promissory note dated July 17, 2000. The Company agreed that, for five years following the agreement, the Company should not directly or indirectly engage in any business related to the sale of reverse osmosis filtration equipment with the marine market without the written consent of the Pall Corporation.

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 2000 AND 1999

On November 9, 2000, the Company agreed to assign to Rochem Group, SA all rights, title and interest in and to all outstanding marine activities related to all grey water and black water projects that have been granted to the Company by Rochem Group, SA. With this assignment, Rochem Group, SA forgave the $500,000 promissory note dated September 1, 1998. Rochem Group maintained its right to exercise warrants to purchase 1,250,000 shares of the Company's common stock at $ .25 in connection with the promissory note. Such warrants terminate September 1, 2003. The Rochem Group, SA also forgave the Company all responsibility for returning any of approximately $250,000 paid by Rochem Group, SA against installation and operational costs for the two cruise ships. The Company will change its name as soon as it is practicable. For five years following this agreement, the Company should not directly or indirectly engage in any business competitive with Rochem Group, SA in the United States without the written consent of the Rochem Group, SA.

In December, 2000, the Company agreed to issue 2.5 million shares of treasury stock in exchange for $250,000 of debt owed to Global Environmental, LLC ($150,000); James Ward ($40,000); and Lefco Environmental Technology ($60,000). Philip Lefevre, Chairman of the Board and CEO of the Company, also owns Lefco Environmental Technology, Inc.

The pro forma balance sheet at September 30, 2000, assuming the subsequent events occurred on that date is as follows:


                      ASSETS

CURRENT ASSETS ...........................................         $    276,755
NON-CURRENT ASSETS .......................................              494,363
                                                                   ------------
                                                                   $    771,118
                                                                   ============
                   LIABILITIES

CURRENT LIABILITIES ......................................         $    243,563
                                                                   ------------
          STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK .............................................               19,185
ADDITIONAL PAID-IN CAPITAL ...............................           10,331,330
TREASURY STOCK ...........................................             (608,971)
ACCUMULATED DEFICIT ......................................           (9,213,989)
                                                                   ------------
   Total Stockholders' Equity ............................              527,555
                                                                   ------------
                                                                   $    771,118
                                                                   ============