Form 10QSB
period 2000-12-31
ROCHEM ENVIRONMENTAL INC
filed 2001-02-14
CIK 759824

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to _______________.

Commission File No.  0-23226

                           ROCHEM ENVIRONMENTAL, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

               UTAH                                   76-0422968
            (STATE OF                               (IRS EMPLOYER
          INCORPORATION)                        IDENTIFICATION NUMBER)

          15001 WALDEN ROAD #128
             MONTGOMERY, TEXAS                           77356
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


Registrant's telephone number, including area code: (936) 582-1222

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  [X]       No  [ ]


      As of Feb. 14, 2000, the registrant had 19,184,751 shares of Common Stock, par value $0.001 per share, issued and outstanding.

      Transitional Small Business Disclosure Format. (Check one):

                        Yes  [ ]       No  [X]

                           ROCHEM ENVIRONMENTAL, INC.

                            FORM 10-QSB REPORT INDEX


10-QSB PART AND ITEM NO.

      Part I  Financial Information

              Item 1. Financial Statements (Unaudited)

                        Consolidated balance sheet as of
                         December 31, 2000. . . . . . . . . . . . . . . . . . 3

                        Consolidated statement of operations for the three
                         months ended December 31, 2000 and 1999 . . . . . . .4

                        Consolidated statement of cash flows for the three
                          months ended December 31, 2000 and 1999 . . . . . . 5

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
            Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2000
                                   (UNAUDITED)

  ASSETS
Current assets:
  Cash and cash equivalents .................................      $      3,239
  Trade accounts receivable .................................             3,886
  Inventory .................................................            18,579
                                                                   ------------
      Total current assets ..................................            25,704

Inventory ...................................................            47,465
Property and equipment, net .................................           396,155
Other assets ................................................             7,489
                                                                   ------------
      Total assets ..........................................      $    476,813
                                                                   ============
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................................      $    147,697
  Accrued expenses ..........................................               271
  Due to Global Environmental LLC ...........................           150,000
  Notes Payable .............................................               936
  Notes payable to related parties ..........................            40,000
  Payable to related parties ................................            62,210
                                                                   ------------
      Total current liabilities .............................           401,114
Note payable to bank ........................................               532
                                                                   ------------
      Total liabilities .....................................           401,646

Stockholders' equity:
  Common stock, $.001 par value, 50,000,000
    shares authorized, 19,184,751 issued ....................            19,185
  Preferred stock, no par value, 10,000,000 shares
    authorized, none outstanding ............................                 0
  Additional paid-in capital ................................        10,306,580
  Accumulated deficit .......................................        (9,416,627)
  Treasury stock, 8,339,714 shares ..........................          (833,971)
                                                                   ------------
      Total stockholders' equity ............................            75,167
                                                                   ------------
      Total liabilities and stockholders' equity ............      $    476,813
                                                                   ============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED DECEMBER 31,
                                                  ----------------------------
                                                      2000            1999
                                                  ------------    ------------
Revenues:
  Service and lease ............................  $      1,500    $     28,214
  Product sales ................................         7,285           1,492
  Product demonstrations .......................             0           5,000
                                                  ------------    ------------
    Total revenues .............................         8,785          34,706

Cost of sales:
  Product Costs ................................         1,303          47,431
  Depreciation expense .........................             0          36,531
                                                  ------------    ------------
    Total cost of sales ........................         1,303          83,962
                                                  ------------    ------------

Gross profit (loss) ............................         7,482         (49,256)

Selling, general and administrative expenses:
  Depreciation expense .........................        32,209          15,501
  Other expenses ...............................        78,596         193,129
                                                  ------------    ------------
    Total selling, general and
      administrative expenses ..................       110,805         208,630

Gain (loss) on sale of assets ..................        (1,450)              0
Interest income (expense), net .................           113         (20,898)
                                                  ------------    ------------

  Loss before extraordinary gain ...............      (104,659)       (278,784)

  Extraordinary gain ...........................     2,443,308               0
                                                  ------------    ------------

  Net income ...................................  $  2,338,649    ($   278,784)
                                                  ============    ============

  Loss per share before extraordinary gain .....  $      (0.01)   $      (0.01)
  Extraordinary gain per share .................  $       0.18    $       0.00
                                                  ------------    ------------
  Net income per share .........................  $       0.17    $      (0.01)
                                                  ============    ============

Weighted average shares outstanding ............    13,458,275      19,184,751
                                                  ============    ============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED DEC. 31,
                                                           -------------------------------
                                                              2000                1999
                                                           -----------         -----------
Cash flows from operating activities:
Net income (loss) .....................................    $ 2,338,649         $  (278,784)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation ......................................         32,209              52,032
    Accretion of note discount ........................              0               6,796
    Extraordinary gain ................................     (2,443,308)                  0
    Loss on disposition of asset ......................          1,450                   0
  Changes in assets and liabilities:
    Trade accounts receivable .........................          1,114                (371)
    Inventory .........................................              0            (408,730)
    Prepaid expenses ..................................         26,998              (1,081)
    Deposits ..........................................          6,500                   0
    Accounts payable ..................................        (59,105)             13,219
    Accrued expenses ..................................         (9,133)             34,776
    Deferred revenues .................................              0             599,999
    Payable to related party ..........................         (8,713)              3,076
                                                           -----------         -----------
Net cash used in operating activities .................       (113,339)             20,932
                                                           -----------         -----------

Cash flows from investing activities:
    Proceeds on sale of asset .........................          3,094                   0
    Capital expenditures ..............................              0                   0
                                                           -----------         -----------
Net cash provided by investing activities .............          3,094                   0
                                                           -----------         -----------

Cash flows from financing activities:
    Proceeds from sale of common stock ................            250                   0
    Loan Proceeds .....................................         50,000                   0
    Loan Payments .....................................         (2,945)             (1,401)
                                                           -----------         -----------
Net cash provided by financing activities .............         47,305              (1,401)

Net increase (decrease) in cash and cash equivalents ..        (62,940)             19,531
Cash and cash equivalents beginning of period .........         66,179             199,418
                                                           -----------         -----------
Cash and cash equivalents end of period ...............    $     3,239         $   218,949
                                                           ===========         ===========

Supplemental disclosure of cash flow information:
  Interest paid .......................................    $       185         $       972
  Income tax paid .....................................              0                   0

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                              SCHEDULE ATTACHMENT
                           TO STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                                                      DEC. 31,
                                                                        2000
                                                                    -----------

Extraordinary gain ........................................         $ 2,443,308
   Changes in assets and liabilities:
      Trade accounts receivable ...........................             200,000
      Inventory ...........................................           1,297,821
      Accounts payable ....................................             (17,067)
      Due to Global Environmental LLC .....................             150,000
      Deferred revenues ...................................          (2,000,000)
      Payable to related party ............................          (1,215,091)
      Acquisition of treasury stock .......................            (858,971)
                                                                    -----------
Net cash provided by extraordinary gain ...................                   0
                                                                    ===========



                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. GENERAL:
   The accompanying consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. Please refer to the audited financial statements for the year ended September 30, 2000, for details of accounting policies and accounts.

2. SIGNIFICANT CUSTOMERS AND RELATED PARTY:
   The Company had nominal sales in the first quarter ending December 31, 2000.

3. NOTES PAYABLE:

   Notes payable as of December 31, 1999 are as follows:

      Notes payable to banks                             NONE

      Notes payable to related party
      James Ward                                $      40,000*
                                                =============

* Subsequently paid off in January 2001 as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

Rochem Environmental, Inc., a Utah Corporation (the "Company"), is primarily engaged in the business of providing commercial wastewater treatment services.

Due to declines in revenues in 2000 and the Company's inability to generate sufficient income to service debt, it was forced to go through a major restructuring.

On November 8, 2000, the Company agreed to terminate the distributor agreement dated September 1, 1993, with Pall Corporation. Pall Corporation agreed to return 8,589,714 shares of common stock to the Company's treasury, which comprised their entire stake in Rochem. Pall also forgave $480,137 owed to it pursuant to a promissory note dated July 17, 2000. In connection with this transaction, the Company agreed that, for the five years following the date of the agreement, it would not directly or indirectly engage in any business related to the sale of reverse osmosis filtration equipment within the marine market without the written consent of Pall.

Also in November 2000, the Company agreed to assign to Rochem Group, SA all rights, title and interest in and to all marine activities related to all gray water and black water projects that have been granted to it by Rochem Group, SA. In connection with this assignment, Rochem Group SA forgave the $500,000 promissory note dated September 1, 1998 that the Company owed to it. Rochem Group maintained its right to exercise warrants to purchase 1,250,000 shares of the Company's common stock $0.25 per share that were granted to Rochem Group in connection with the promissory note. Rohem Group also forgave their payment on behalf of $250,000 in installation and operational costs for the two cruise ships. In connection with this transaction, the Company agreed to change its name as soon as practicable. The Company also agreed that for the five years following this agreement it would not directly or indirectly engage in any business competitive with Rochem Group in the marine gray and black water market without their express written permission.

In December 2000, the Company agreed to issue 2,500,000 shares of its restricted common stock to certain accredited investors in exchange for the cancellation of $250,000 in debt owed to them by as follows: Global Environmental, LLC received 1,500,000 shares of restricted common stock and forgave a $150,000 debt, James Ward received 400,000 shares of restricted common stock and forgave a $40,000 debt, and Lefco Environmental Technology, Inc. received 600,000 shares of restricted common stock and forgave a $60,000 debt. This transaction was not completed until January 2001 and will be reflected in the fiscal 2001 2nd quarter filings. Philip LeFevre CEO of the Company also owns LeFco Environmental Technology, Inc. James Ward is also a Director of the Company.

In the three months ending December 31, 2000, revenues decreased from $34,706 in 1999 to $8,785, a decline of 75%. The Company however, realized an extraordinary gain of $2,443,308 which resulted in a net income of $2,338,649 compared to a loss of ($278,784) in the same period in 1999. This is a reflection of the restructuring activities that have been taking place and should not be confused with the normal operating activities, which continue to be minimal.

Shares issued as of December 2000 were 19,185,000; this includes 8,339,714 shares held in treasury by the Company. In December 2000 the Company agreed to distribute 2,500,000 shares from the treasury in lieu of money owed to Global Environmental, LLC (1,500,000 shares), James Ward (400,000 shares), and LeFco Environmental Technology, Inc. (600,000 shares). The distribution of these shares will be reflected in the 2nd quarter of fiscal 2001. The shares held in treasury by the Company are a reflection of the 8,589,714 shares that the Company took back into its treasury from Pall Corporation less 250,000 shares issued to Erick Neuman the former CEO who exercised warrants.

As a result of the restructuring activities, stockholders equity that was a negative ($344,047) in December 1999 changed to positive equity of $75,167 in December 2000.

In managements opinion, while the overall balance sheet of the Company has improved considerably this should not be confused with an improvement of the Company's ongoing business activities, which are still minimal.

The Company continues to provide paid testing at a wastewater treatment facility in Houston and is in the process of negotiating a longer-term contract with this company. Currently, process flows are limited to less than 10 gallons per minute for which the company is being paid $0.04 per gallon. If the Company is able to negotiate a long-term contract, it hopes to increase its process capabilities to 30 gallon per minute with equipment it has on hand. Ultimately, management hopes that a process flow rate of 70 gallons per minute on a round the clock basis could be possible at the facility if it is able to negotiate a long term contract and if it is able to raise investment capital for additional equipment.

In October 2000, Philip LeFevre, a Director, agreed to take over the tasks of Chairman of the Board, President, CEO, Treasurer and Secretary on an unpaid temporary basis and that he would attempt to restructure the Company. Philip LeFevre is currently negotiating with the Board of Directors to continue these activities on longer term and paid basis. There are no assurances that an agreement between the parties will be reached and if they are not reached, the Directors will be forced to find a replacement for the positions of Chairman of the Board, President, CEO, Treasurer, and Secretary of the Company.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2000, the Company had a working capital deficit of $375,410 compared to $1,111,205 in December 1999. This improvement was due to the restructuring efforts that took place in the first quarter. The Companies ongoing operations during the first quarter were minimal cash and cash equivalents at the end of the period were $3,239 compared to $218,949 in December 1999.

The Company is negotiating a $200,000 line of credit which if obtained will fund operations for most of fiscal 2001. Because the timing of these projects cannot be controlled, the Company is evaluating and exploring other financing alternatives. Additional funding will be required, and the company is considering alternatives to do so through a combination of efforts or methods, including, financing rental service equipment or contracts, joint ventures, equity investors, venture capital groups, institutions, issuance of convertible or subordinated debt, or a form of business combination. There can be no assurances that any of these alternatives will be available to the Company on favorable terms, if at all. Lack of funding could restrict the Company's ability to operate, and if severe enough may shorten the period in which the current working capital may be expected to satisfy the Company's requirements, force curtailed operations, or cause it to sell assets. The financial statements included herein have been prepared assuming the Company will be able to continue as a going concern. The Company experienced significant losses in fiscal 2000, which raise doubts about its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital and ultimately attain profitable operations.

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


                                     ROCHEM ENVIRONMENTAL, INC.
                                     --------------------------
                                            (Registrant)

Date: February 14, 2001              By: /s/ PHILIP LEFEVRE
                                             Philip LeFevre, President,
                                             Secretary, Treasurer,
                                             Chief Executive Officer,
                                             and Chairman of the Board

Date: February 14, 2001              By: /s/ WILLIAM E. BRACKEN
                                             William E. Bracken, Vice President

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


                                     ROCHEM ENVIRONMENTAL, INC.
                                     --------------------------
                                            (Registrant)

Date: February 14, 2000              By: /s/ PHILIP LEFEVRE
                                             Philip LeFevre, President,
                                             Secreptary, Treasurer,
                                             Chief Executive Officer,
                                             and Chairman of the Board

Date: February 14, 2000              By: /s/ WILLIAM E. BRACKEN
                                             William E. Bracken, Vice President