Form 10QSB/A
period 1999-12-31
ROCHEM ENVIRONMENTAL INC
filed 2001-02-20
CIK 759824

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                        Yes  [X]       No  [ ]


      As of Feb. 14, 2001, the registrant had 19,184,751 shares of Common Stock, par value $0.001 per share, issued and outstanding.

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