Form 10QSB
period 2001-03-31
ROCHEM ENVIRONMENTAL INC
filed 2001-05-14
CIK 759824

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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

                        Consolidated balance sheet as of
                         March 31, 2001 . . . . . . . . . . . . . . . . . . . 3

                        Consolidated statement of operations for the three
                         months ended March 31, 2001 and 2000 . . . . . . . . 4

                        Consolidated statement of cash flows for the three
                          months ended March 31, 2001 and 2000. . . . . . . . 5

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
            Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2000
                                   (UNAUDITED)

                                                                     MARCH 31,
                                                                       2001
                                                                   ------------
         ASSETS
Current assets:
  Cash and cash equivalents .................................      $      7,333
  Trade accounts receivable .................................             8,914
  Inventory .................................................            18,579
  Prepaid expenses ..........................................             2,723
                                                                   ------------
      Total current assets ..................................            37,549

Inventory ...................................................            47,465
Property and equipment, net .................................           363,946
                                                                   ------------
      Total assets ..........................................      $    448,960
                                                                   ============
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................................      $    163,856
  Accrued expenses ..........................................                56
  Notes Payable .............................................             6,636
  Payable to related parties ................................            19,702
                                                                   ------------
      Total current liabilities .............................           190,250
Note payable to bank ........................................             6,599
                                                                   ------------
      Total liabilities .....................................           196,849

Stockholders' equity:
  Common stock, $.001 par value, 50,000,000
    shares authorized, 19,184,751 issued ....................            19,185
  Preferred stock, no par value, 10,000,000 shares
    authorized, none outstanding ............................                 0
  Additional paid-in capital ................................        10,306,580
  Accumulated deficit .......................................         9,489,683
  Treasury stock, 5,839,714 shares ..........................          (583,971)
                                                                   ------------
      Total stockholders' equity ............................           252,111
                                                                   ------------
      Total liabilities and stockholders' equity ............      $    448,960
                                                                   ============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                SIX MONTHS ENDED MARCH 31,
                                                ---------------------------
                                                    2001            2000
                                                ------------    -----------
Revenues:
  Service and lease ..........................  $     16,481    $    49,018
  Product sales ..............................        23,586          3,303
  Product demonstrations .....................             0          5,000
                                                ------------    -----------
      Total revenues .........................        40,067         57,321

Cost of sales:
  Product costs ..............................        12,844         66,544
  Depreciation expense .......................             0         36,531
                                                ------------    -----------
      Total cost of sales ....................        12,844        103,075
                                                ------------    -----------

Gross profit (loss) ..........................        27,223        (45,754)

Selling, general and administrative expenses:
  Depreciation expense .......................        64,418         67,533
  Other expenses .............................       134,924        388,134
                                                ------------    -----------
      Total selling, general and
       administrative expenses ...............       199,342        455,667

Gain (loss) on sale of assets ................        (1,450)             0
Interest income (expense), net ...............          (824)       (34,285)
                                                ------------    -----------

  Loss before extraordinary gain .............      (174,394)      (535,706)

  Extraordinary gain .........................     2,439,987              0
                                                ------------    -----------

  Net income .................................  $  2,265,593    $  (535,706)
                                                ============    ===========

  Loss per share before extraordinary gain ...  $      (0.01)   $     (0.03)
  Extraordinary gain per share ...............  $       0.18    $      0.00
                                                ============    ===========
  Net income per share .......................  $       0.17    $     (0.03)
                                                ============    ===========

Weighted average shares outstanding ..........    13,443,323     19,184,751
                                                ============    ===========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED MARCH 31,
                                                           -------------------------------
                                                              2001                2000
                                                           -----------         -----------
Cash flows from operating activities:
Net income (loss) .....................................    $ 2,265,593         $  (535,706)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation ....................................         64,418             104,064
      Accretion of note discount ......................              0               6,796
      Extraordinary gain ..............................     (2,439,987)                  0
      Loss on disposition of asset ....................          1,451                   0
  Changes in assets and liabilities:
      Trade accounts receivable .......................         (3,914)           (309,895)
      Inventory .......................................              0            (778,931)
      Prepaid expenses ................................         24,275               5,301
      Deposits ........................................         13,989                   0
      Accounts payable ................................         46,991              87,386
      Accrued expenses ................................       (106,609)             45,655
      Deferred revenues ...............................              0           1,499,997
      Payable to related party ........................         60,281              17,443
                                                           -----------         -----------
Net cash used in operating activities .................        (73,512)            142,110
                                                           -----------         -----------

Cash flows from investing activities:
      Proceeds on sale of asset .......................          3,094                   0
      Capital expenditures ............................              0              (2,983)
                                                           -----------         -----------
Net cash provided by investing activities .............          3,094              (2,983)
                                                           -----------         -----------

Cash flows from financing activities:
      Proceeds from sale of common stock ..............            250                   0
      Loan Proceeds ...................................         14,517                   0
      Loan Payments ...................................         (3,194)             (3,558)
                                                           -----------         -----------
Net cash provided by financing activities .............         11,573              (3,558)

Net increase (decrease) in cash and cash equivalents ..        (58,845)            135,569
Cash and cash equivalents beginning of period .........         66,178             199,418
                                                           -----------         -----------
Cash and cash equivalents end of period ...............    $     7,333         $   334,987
                                                           ===========         ===========

Supplemental disclosure of cash flow information:
  Interest paid .......................................    $     1,122         $     1,234
  Income tax paid .....................................              0                   0

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                              SCHEDULE ATTACHMENT
                           TO STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                      MARCH 31,
                                                                        2001
                                                                    -----------
Extraordinary gain ........................................         $ 2,439,987
   Changes in assets and liabilities:
      Trade accounts receivable ...........................             200,000
      Inventory ...........................................           1,297,821
      Accounts payable ....................................             (22,035)
      Due to Global Environmental LLC .....................             150,000
      Deferred revenues ...................................          (2,000,000)
      Payable to related party ............................          (1,206,802)
      Acquisition of treasury stock .......................            (858,971)
                                                                    -----------
Net cash provided by extraordinary gain ...................                   0
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

2. SIGNIFICANT CUSTOMERS AND RELATED PARTY:
   The Company had nominal sales in the second quarter ending March 31, 2001.

3. NOTES PAYABLE:

   Notes payable as of March 31, 2001 are as follows:

      Notes payable to banks

      Citizens Bank*                            $   12,497.18
                                                =============

* Previously unpaid credit card debt was consolidated into a loan personally guaranteed by Philip LeFevre.

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

In December 2000, the Company agreed to issue 2,500,000 shares of its restricted common stock to certain accredited investors in exchange for the cancellation of $250,000 in debt owed to them by as follows: Global Environmental, LLC received 1,500,000 shares of restricted common stock and forgave a $150,000 debt, James Ward received 400,000 shares of restricted common stock and forgave a $40,000 debt, and Lefco Environmental Technology, Inc. received 600,000 shares of restricted common stock and forgave a $60,000 debt. This transaction was not completed until January 2001 and is reflected in the fiscal 2001 2nd quarter filings. Philip LeFevre CEO of the Company also owns LeFco Environmental Technology, Inc. James Ward is also a Director of the Company.

In the six months ending March 31, the Company lost ($174,394) compared to a lost of ($535,706) in the six month ending in March 2000. This was before the extraordinary gain of $2,265,594 that occurred as a result of the debt restructuring. Weighted shares outstanding declined from 19,184,751 to 13,443,323. This was also as a result of the restructuring activities. Total stockholder's equity increased from $75,167 at the close of the first quarter on December 31, 2000 to $252,113 at the close of the quarter on March 31, 2001. However, total revenues for the period were only $40,067. This reflects the very nominal activity currently going on.

Testing at the wastewater treatment facility in Houston continues, revenues remain very nominal due to the slow through put rate of the test unit. The Company is unable to increase production due to a shortage of funds required to renovate the equipment needed.

While the picture continues to improve marginally the Company will not be able to move forward in any significant way without a substantial injection of operating funds. Attempts to raise investors' funds have so far proved to be unsuccessful. The Company is reviewing the possibility of selling certain assets to enable funding a refurbishment of existing equipment in order to increase through put and thus revenues.


     David Sheridan has been accepted to the Board of Directors. Mr. Sheridan is a principal of Global Environmental with whom the Company has a marketing arrangement. Global Environmental recently accepted 1,500,000 shares of Company stock in lieu of commissions that the Company had been unable to pay it. Mr. Sheridan completed a successful 16-year marketing and management career with Texaco Inc. and at the time of his retirement from Texaco was serving as a Regional Retail Supervisor responsible for the performance of 2,500 employees. He was voted Salesman of the year on numerous occasions for exceeding Texaco's targeted sales quotes of petroleum and petroleum products.

In addition to the need to raise funds to operate property, there are expenses associated with public notifications not least of which is the Annual Shareholders meeting. These expenses primarily relate to legal, printing and accounting activities. The Company does not at present have these funds. Management continues to review alternative but there are no assurances that the plans contemplated herein will be adopted and that if adopted that they will be successful.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001 the Company had current assets of $37,549. Revenues will continue to be minimal without a significant influx of operating funds and the Company's future as an ongoing concern will continue to remain in doubt without an infusion of cash. Philip Lefevre continues to serve as unpaid President and CEO but will not necessarily continue to do so in the future.

PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

            A claim by a vendor has been filed in Small Claims Court for $1,599.96. The Company does not dispute this debt and intends to pay it.

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


                                     ROCHEM ENVIRONMENTAL, INC.
                                     --------------------------
                                            (Registrant)

Date: May 14, 2001                   By: /s/ PHILIP LEFEVRE
                                             Philip LeFevre, President,
                                             Secretary, Treasurer,
                                             Chief Executive Officer,
                                             and Chairman of the Board

Date: May 14, 2001                   By: /s/ WILLIAM E. BRACKEN
                                             William E. Bracken, Vice President