Form 10QSB/A
period 2001-03-31
ROCHEM ENVIRONMENTAL INC
filed 2001-05-23
CIK 759824

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

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                THREE MONTHS ENDED MARCH 31,
                                                ---------------------------
                                                    2001            2000
                                                ------------    -----------
Revenues:
  Service and lease ..........................  $     14,980    $    20,804
  Product sales ..............................        16,302          1,811
  Product demonstrations .....................             0              0
                                                ------------    -----------
      Total revenues .........................        31,282         22,615

Cost of sales:
  Product costs ..............................        11,540         19,113
  Depreciation expense .......................             0              0
                                                ------------    -----------
      Total cost of sales ....................        11,540         19,113
                                                ------------    -----------

Gross profit .................................        19,742          3,502

Selling, general and administrative expenses:
  Depreciation expense .......................        32,209         52,032
  Other expenses .............................        59,649        195,005
                                                ------------    -----------
      Total selling, general and
       administrative expenses ...............        91,858        247,037
                                                ------------    -----------

  Net loss ...................................  $    (73,053)   $  (256,922)
                                                ============    ===========

  Net loss per share .........................  $      (0.01)   $     (0.01)
                                                ============    ===========

Weighted average shares outstanding ..........    13,345,037     19,184,751
                                                ============    ===========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED MARCH 31,
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


                                     ROCHEM ENVIRONMENTAL, INC.
                                     --------------------------
                                            (Registrant)

Date: May 23, 2001                   By: /s/ PHILIP LEFEVRE
                                             Philip LeFevre, President,
                                             Secretary, Treasurer,
                                             Chief Executive Officer,
                                             and Chairman of the Board

Date: May 23, 2001                   By: /s/ WILLIAM E. BRACKEN
                                             William E. Bracken, Vice President