Form 10QSB
period 2001-06-30
ROCHEM ENVIRONMENTAL INC
filed 2001-08-14
CIK 759824

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

          15001 WALDEN ROAD #130
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

                        Yes  [ ]       No  [X]

                           ROCHEM ENVIRONMENTAL, INC.

                            FORM 10-QSB REPORT INDEX


10-QSB PART AND ITEM NO.

      Part I  Financial Information

              Item 1. Financial Statements (Unaudited)

                        Consolidated balance sheet as of
                         June 30, 2001  . . . . . . . . . . . . . . . . . . . 3

                        Consolidated statement of operations for the three
                         months ended June 30, 2001 and 2000 . .. . . . . . . 4

                        Consolidated statement of cash flows for the three
                          months ended June 30, 2001 and 2000. .. . . . . . . 5

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
            Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                              AS OF JUNE 30, 2001
                                   (UNAUDITED)


         ASSETS
Current assets:
        Cash and cash equivalents                                  $        236
        Trade accounts receivable                                         6,534
        Inventory                                                        18,579
                                                                   ------------
                Total current assets                                     25,349

Inventory                                                                47,465
Property and equipment, net                                             331,737
                                                                   ------------
                Total assets                                       $    404,551
                                                                   ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                           $    211,775
        Accrued expenses                                                 25,556
        Notes Payable                                                     6,636
        Payable to related parties                                       48,231
                                                                   ------------
                Total current liabilities                               292,198
Note payable to bank                                                      5,392
                                                                   ------------
                Total liabilities                                       297,590

Stockholders' equity:
        Common stock, $.001 par value, 50,000,000
                shares authorized, 19,184,751  issued                    19,185
        Preferred stock, no par value, 10,000,000 shares
                authorized, none outstanding                                  0
        Additional paid-in capital                                   10,306,580
        Accumulated deficit                                          (9,634,833)
        Treasury stock, 5,839,714 shares                               (583,971)
                                                                   ------------
                Total stockholders' equity                              106,961
                                                                   ------------
                Total liabilities and stockholders' equity         $    404,551
                                                                   ============


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                    Three months ended June 30,
                                                   -----------------------------
                                                       2001            2000
                                                   ------------    ------------
Revenues:
  Service  and lease                               $     11,957    $      1,500
  Product sales                                            (338)         25,357
  Product demonstrations                                      0               0
                                                   ------------    ------------
       Total revenues                                    11,619          26,857

Cost of sales:
   Product Costs                                         11,840          21,886
   Depreciation expense                                       0               0
                                                   ------------    ------------
      Total cost of sales                                11,840          21,886
                                                   ------------    ------------

Gross profit                                               (221)          4,971

Selling, general and administrative expenses:
   Depreciation expense                                  32,209          48,690
   Other expenses                                       112,486         175,816
                                                   ------------    ------------
      Total selling, general and
      administrative expenses                           144,695         224,506
                                                   ------------    ------------

Gain (loss) on sale of assets                                 0          (5,924)
Interest income (expense), net                             (237)        (13,384)
                                                   ------------    ------------

   Net loss                                        ($   145,153)   ($   238,843)
                                                   ============    ============

   Net loss per share                              ($      0.01)   ($      0.01)
                                                   ============    ============

Weighted average shares outstanding                  13,345,037      19,184,751
                                                   ============    ============



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                    Nine months ended June 30,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
Revenues:
  Service  and lease                               $     28,438    $     50,518
  Product sales                                          23,249          28,660
  Product demonstrations                                      0           5,000
                                                   ------------    ------------
       Total revenues                                    51,687          84,178

Cost of sales:
   Product Costs                                         24,684          88,430
   Depreciation expense                                       0          36,531
                                                   ------------    ------------
      Total cost of sales                                24,684         124,961
                                                   ------------    ------------

Gross profit (loss)                                      27,003         (40,783)

Selling, general and administrative expenses:
   Depreciation expense                                  96,627         116,223
   Other expenses                                       247,411         563,951
                                                   ------------    ------------
      Total selling, general and
      administrative expenses                           344,038         680,174

Gain (loss) on sale of assets                            (1,451)         (5,924)
Interest income (expense), net                           (1,060)        (47,669)
                                                   ------------    ------------

   Loss before extraordinary gain                      (319,546)       (774,550)

   Extraordinary gain                                 2,439,987               0
                                                   ------------    ------------

   Net income                                      $  2,120,441    ($   774,550)
                                                   ============    ============

   Loss per share before extraordinary gain        ($      0.02)   ($      0.04)
   Extraordinary gain per share                    $       0.18    $       0.00
                                                   ------------    ------------
   Net income per share                            $       0.16    ($      0.04)
                                                   ============    ============

Weighted average shares outstanding                  13,410,560      19,184,751
                                                   ============    ============


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                              Nine months ended June 30,
                                                            -------------------------------
                                                               2001                2000
                                                            -----------         -----------
Cash flows from operating activities:
Net income (loss)                                           $ 2,120,441         ($  774,550)
        Adjustments to reconcile net loss to net
        cash used in operating activites:
                Depreciation                                     96,627             152,754
                Accretion of note discount                            0               6,796
                Extraordinary gain                           (2,439,987)                  0
                Loss on disposition of asset                      1,451               5,924
        Changes in assets and liabilities:
                Trade accounts receivable                        (1,534)           (241,687)
                Inventory                                             0          (1,219,939)
                Other receivable                                 26,998                   0
                Prepaid expenses                                      0               2,029
                Deposits                                         13,989                   0
                Accounts payable                                 94,911              32,595
                Accrued expenses                                (81,109)             22,894
                Deferred revenues                                     0           1,799,996
                Payable to related party                         88,809              13,252
                                                            -----------         -----------
Net cash used in operating activities                           (79,404)           (199,936)
                                                            -----------         -----------

Cash flows from investing activities:
                Proceeds on sale of asset                         3,094              60,000
                Capital expenditures                                  0              (2,982)
                                                            -----------         -----------
Net cash provided by investing activities                         3,094              57,018
                                                            -----------         -----------

Cash flows from financing activities:
               Proceeds from sale of common stock                   250                   0
               Loan Proceeds                                     14,517                   0
               Loan Payments                                     (4,399)             (5,524)
                                                            -----------         -----------
Net cash provided by financing activities                        10,368              (5,524)

Net increase (decrease) in cash and cash equivalents            (65,942)           (148,442)
Cash and cash equivalents beginning of period                    66,178             199,418
                                                            -----------         -----------
Cash and cash equivalents end of period                     $       236         $    50,976
                                                            ===========         ===========

Supplemental disclosure of cash flow information:
        Interest paid                                       $     1,358         $     1,493
        Income tax paid                                               0                   0


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                   ROCHEM ENVIRONMENTAL, INC. AND SUBSIDIARY
                              SCHEDULE ATTACHMENT
                           TO STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                 June 30,
                                                                  2001
                                                               -----------
Extraordinary gain                                             $ 2,439,987
        Changes in assets and liabilities:
                Trade accounts receivable                          200,000
                Inventory                                        1,297,821
                Accounts payable                                   (22,035)
                Due to Global Envronmental LLC                     150,000
                Deferred revenues                               (2,000,000)
                Payable to related party                        (1,206,802)
                Acquisition of treasury stock                     (858,971)
                                                               -----------
Net cash provided by extraordinary gain                                  0
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

Also in November 2000, the Company agreed to assign to Rochem Group, SA all rights, title and interest in and to all marine activities related to all gray water and black water projects that have been granted to it by Rochem Group, SA. In connection with this assignment, Rochem Group SA forgave the $500,000 promissory note dated September 1, 1998 that the Company owed to it. Rochem Group maintained its right to exercise warrants to purchase 1,250,000 shares of the Company's common stock $0.25 per share that were granted to Rochem Group in connection with the promissory note. Rochem Group also forgave their payment on behalf of $250,000 in installation and operational costs for the two cruise ships. In connection with this transaction, the Company agreed to change its name as soon as practicable. The Company also agreed that for the five years following this agreement it would not directly or indirectly engage in any business competitive with Rochem Group in the marine gray and black water market without their express written permission.

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

In the nine months ending June 30, 2001, the Company lost ($319,546) before the extraordinary gain. This compared to a loss of ($774,550) in the same period of 2000. Weighted average shares outstanding declined to 13,410,560 compared to 19,184,751. This was due to the restructuring. Total revenues were minimal at $51,687 compared to $84,178 in the same period in 2000.
Total assets stand at $404,551 but many of these assets are in need of repair and actual value may be considerably lower than this. Liabilities stand at $297,590. During the last quarter two vendors obtained judgements against the company and more can be expected in the future unless the company obtains funds. Operations continue to be minimal and are largely maintained by loans from shareholders and by the non payment of salary to officers.

     Work continues at the waste water facility in Houston but was shut down for a period due to non payment by the client. The potential for increased revenue from this project remains but this cannot take place until at least $50,000 - 100,000 is spent refurbishing the company's equipment. Aside from not having the funds to refurbish the equipment, the risk that we will not be paid for the work is substantial.

In Managements opinion, the Company cannot continue to sustain itself without a substantial injection of funds. All efforts to obtain an injection of funds have so far failed. Management has approached some entities with a view to an acquisition. Any acquistion would most likely require that the Company dispose of all assets and liabilities and the probable result will be a signification dilution of the present shareholder ownership. However, the new entity would probably have a stronger chance of being more viable. There are no assurances that this will take place or that the Company's assets when sold would be sufficient to extinguish the liabilities or that the Company will be able to locate a suitable acquistion candidate failure to do so may require more drastic action and possibly the closure of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001 the Company had current assets of $25,349. Revenues will continue to be minimal without a significant influx of operating funds and the Company's future as an ongoing concern will continue to remain in doubt without an infusion of cash. Philip Lefevre continues to serve as unpaid President and CEO but will not necessarily continue to do so in the future.

PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

            A claim by a vendor has been filed in Small Claims Court for $1,599.96. The Company does not dispute this debt and intends to pay it. Judgements were filed against the Company by two vendors for a total of $20,000

ITEM 2.     CHANGES IN SECURITIES

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


                                     ROCHEM ENVIRONMENTAL, INC.
                                     --------------------------
                                            (Registrant)

Date: August 14, 2001                By: /s/ PHILIP LEFEVRE
                                             Philip LeFevre, President,
                                             Secretary, Treasurer,
                                             Chief Executive Officer,
                                             and Chairman of the Board

Date: August 14, 2001                By: /s/ WILLIAM E. BRACKEN
                                             William E. Bracken, Vice President